Form 10-Q
period 2011-09-30
Lumos Networks Corp.
filed 2011-11-08
CIK 1520744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-51798

Lumos Networks Corp.

(Exact name of registrant as specified in its charter)

Delaware	80-0697274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lumos Plaza, Waynesboro, Virginia 22980

(Address of principal executive offices) (Zip Code)

(540) 946-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were approximately 20,812,000 shares of the registrant’s common stock outstanding as of the close of business on October 24, 2011.

LUMOS NETWORKS CORP.

2011 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Combined Balance Sheets

Lumos Networks

(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010
Assets

Current Assets
Cash	$448	$489
Restricted cash	8,062	8,062
Accounts receivable, net of allowance of $2,508 ($1,471 in 2010)	20,984	20,785
Other receivables	2,387	1,238
Prepaid expenses and other	2,351	2,020

	34,232	32,594

Securities and Investments	71	71

Property, Plant and Equipment
Land and buildings	22,910	22,597
Network plant and equipment	353,471	328,234
Furniture, fixtures and other equipment	11,243	10,097

Total in service	387,624	360,928
Under construction	33,682	8,300

	421,306	369,228
Less accumulated depreciation	113,118	95,372

	308,188	273,856

Other Assets
Goodwill	134,579	134,579
Franchise rights	32,000	32,000
Other intangibles, less accumulated amortization of $58,212 ($46,355 in 2010)	54,052	65,904
Deferred charges and other assets	6,324	2,196

	226,955	234,679

	$569,446	$541,200

See accompanying Notes to Unaudited Condensed Combined Financial Statements.

Condensed Combined Balance Sheets

Lumos Networks

(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of capital lease obligations	$783	$688
Accounts payable	15,888	12,599
Advance billings and customer deposits	12,242	11,653
Accrued compensation	674	930
Accrued operating taxes	2,773	844
Other accrued liabilities	1,107	1,428

	33,467	28,142

Long-term Liabilities
Obligation to NTELOS Inc.	187,866	178,616
Capital lease obligations	1,418	1,417
Deferred income taxes	69,155	61,217
Other long-term liabilities	5,064	5,122
Income tax payable	469	500

	263,972	246,872

Commitments and Contingencies

Equity
Lumos Networks equity	271,528	265,794
Noncontrolling interests	479	392

	272,007	266,186

	$569,446	$541,200

See accompanying Notes to Unaudited Condensed Combined Financial Statements.

Condensed Combined Statements of Operations

Lumos Networks

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Revenues	$51,601	$35,553	$156,307	$104,951

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	19,479	10,903	58,901	32,440
Customer operations	4,661	3,154	14,778	9,591
Corporate operations	3,588	3,318	10,908	8,900
Depreciation and amortization and accretion of asset retirement obligations	10,934	7,403	32,989	22,303

	38,662	24,778	117,576	73,234

Operating Income	12,939	10,775	38,731	31,717

Other Income (Expenses)
Interest expense	(2,559)	(1,065)	(8,840)	(3,821)
Other income, net	66	9	73	25

	(2,493)	(1,056)	(8,767)	(3,796)

	10,446	9,719	29,964	27,921

Income Tax Expense	4,249	3,973	12,144	11,302

Net Income	6,197	5,746	17,820	16,619

Net Income Attributable to Noncontrolling Interests	(2)	(13)	(87)	(91)

Net Income Attributable to Lumos Networks	$6,195	$5,733	$17,733	$16,528

See accompanying Notes to Unaudited Condensed Combined Financial Statements.

Condensed Combined Statements of Cash Flows

Lumos Networks

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income	$17,820	$16,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,047	16,541
Amortization	11,857	5,787
Accretion (adjustment) of asset retirement obligations	85	(25)
Deferred income taxes	7,938	3,770
Equity-based compensation expense	2,146	1,108
Other	(2,593)	(1,575)
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	403	(784)
Increase in other current assets	(187)	(294)
Changes in income taxes	(31)	251
Decrease in accounts payable	(1,453)	(301)
Increase in other current liabilities	1,617	1,995

Net cash provided by operating activities	58,649	43,092

Cash flows from investing activities
Purchases of property, plant and equipment	(48,814)	(29,830)
Other	(1,293)	—

Net cash used in investing activities	(50,107)	(29,830)

Cash flows from financing activities
Borrowings from NTELOS Inc., net	6,401	11,675
Dividends paid to NTELOS Communications Inc.	(14,145)	(24,665)
Payments under capital lease obligations	(839)	(265)

Net cash used in financing activities	(8,583)	(13,255)

(Decrease) increase in cash	(41)	7
Cash:
Beginning of period	489	3

End of period	$448	$10

See accompanying Notes to Unaudited Condensed Combined Financial Statements.

Notes to Unaudited Condensed Combined Financial Statements

Lumos Networks

Note 1. Organization

On October 14, 2011, NTELOS Holdings Corp. announced a distribution date of October 31, 2011, for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks Corp. (“Lumos Networks” or the “Company”), NTELOS Holdings Corp.’s wireline operations (the “Business Separation”). Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS Holdings Corp. effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value (the “Common Stock”). The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS Holdings Corp. stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, NTELOS Holdings Corp. distributed one share of Lumos Networks common stock for every share of its Common Stock outstanding, on a post-Reverse Stock Split basis.

In connection with the Business Separation, Lumos Networks filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form 10 (the “Form 10”) which provides information about Lumos Networks and the Business Separation, including historical and pro forma financial information. As of November 1, 2011, the Company publicly trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.”

As set forth in the Form 10 and herein, in connection with the Business Separation, Lumos Networks paid $315 million to NTELOS on October 31, 2011 (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation.

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region. The Company serves carrier, business and residential customers over a dense fiber network offering data, IP services and voice services utilizing an on-network service strategy. Following a contiguous regional expansion strategy, the Company has expanded from the base RLEC service territory in rural western Virginia to its current six state regional presence including western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. The Company’s growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions.

On December 1, 2010, the Company acquired from One Communications Corp. (“OCC”) all of the membership interest of Mountaineer Telecommunication, LLC (hereinafter referred to as “FiberNet”) for net cash consideration at closing of $162.5 million. FiberNet is a facility-based Competitive Local Exchange Carrier (“CLEC”) headquartered in Charleston, West Virginia. FiberNet offers voice, data, and IP-based services in West Virginia and portions of Ohio, Maryland, Pennsylvania, Virginia and Kentucky and had approximately 30,000 customer accounts as of the acquisition date and has an extensive fiber network. The FiberNet network provides enhancements that add diversity and capacity to the Company’s combined network of approximately 5,800 route-miles and the increased density provides immediate access to more enterprise customers in new tier two and three markets. NTELOS Inc. funded the acquisition through a combination of a $125 million incremental term loan under its existing senior secured credit facility and cash on hand. The $162.5 million net cash outlay for this purchase transaction was funded by Lumos Networks through an increase to its intercompany obligation with NTELOS Inc. and is reflected in “Obligation to NTELOS Inc.” in the Company’s condensed combined balance sheet. Under the terms of the purchase agreement, $5.0 million of the purchase price was put in escrow and is scheduled to be released to OCC on December 1, 2011 subject to adjustments stemming from a contractually provided net working capital true-up or indemnification claims raised by the Company. The Company will finalize its acquisition accounting prior to December 1, 2011.

Note 2. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed combined financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed combined balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Registration Statement on Form 10-12B/A filed with the Securities and Exchange Commission on October 17, 2011.

Principles of Combination

The condensed combined financial statements principally represent the financial results reflected by NTELOS Holdings Corp. constituting the companies comprising the Competitive and Rural Local Exchange Carrier (“RLEC”) Wireline segments and all of these companies’ wholly-owned subsidiaries and one limited liability corporation where the Company or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated. These financial results have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions. These additional expenses for the three months ended September 30, 2011 and 2010 were $0.8 million and $0.5 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $2.3 million and $1.8 million, respectively. The Company believes that these costs would not have been materially different had they been calculated on a standalone basis. However, such expenses may not be indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented. Refer to note 9 for further information regarding allocated expenses.

Accounting Estimates

The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Additionally, the financial information included herein may not necessarily reflect the Company’s financial position, results of operations and cash flows in the future or what the Company’s financial position, results of operations and cash flows would have been had Lumos Networks been an independent, publicly traded company during the periods presented. Lumos Networks’ management believes that all historical costs of operations have been reflected in the condensed combined financial statements.

Centralized Cash Management Systems and Allocations

NTELOS Inc. uses a centralized cash management program where NTELOS Inc. holds a majority of the cash for NTELOS Holdings Corp. and its subsidiaries. NTELOS Inc. funds the majority of cash disbursements and receives the majority of cash receipts for all of its subsidiaries. Cash received by NTELOS Inc. and payments made by NTELOS Inc. which relate to Lumos Networks are accounted for by the Company as due to/from NTELOS Inc. and are classified as a non-current asset or long-term borrowing as appropriate and bear interest at a rate that is substantially equal to the NTELOS Inc.’s weighted average long-term borrowing rate excluding the effect of debt issuance cost and original issue discount amortization (for balances due to NTELOS Inc.) and NTELOS Inc.’s average earnings rate (for amounts due from NTELOS Inc.).

NTELOS Inc. provides facilities, information services and certain corporate and administrative services to its subsidiaries, including Lumos Networks. NTELOS Inc. directly assigns, where possible, related costs based on their use of these services. Where direct assignment is not possible, or practical, NTELOS Inc. uses other indirect methods, including information derived from time studies, headcounts and transaction volumes, to estimate the allocation of shared service costs to its subsidiaries. The services provided by NTELOS Inc. to its subsidiaries are generally accounted for based on fully distributed costs.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% (approximately $8 million) will be funded by a grant from the federal government. The project is expected to be completed in 2012.

The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. Accordingly, at September 30, 2011, the Company has $8.1 million held in non-interest bearing, fully insured escrow accounts with NTELOS Inc.’s primary commercial bank. The Company has a $2.0 million receivable for the reimbursable portion of the qualified recoverable expenditures through September 30, 2011.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed combined statements of operations. Bad debt expense for the three months ended September 30, 2011 and 2010 was $0.1 million and less than $0.1 million, and for the nine months ended September 30, 2011 and 2010 was $0.7 million and $0.1 million, respectively. The Company’s allowance for doubtful accounts was $2.5 million and $1.5 million as of September 30, 2011 and December 31, 2010, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.

Goodwill, franchise rights and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company assesses the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company performed its impairment testing related to the Company’s RLEC and Competitive Wireline business segments’ indefinite lived intangible assets, goodwill and long-lived assets, including these segments’ amortizable intangible assets, as of September 30, 2011. This was precipitated by the Business Separation (Note 1) which by definition is a triggering event that required the Company to assess the recoverability of the aforementioned assets. The Company’s assessment considered certain rate setting actions expected to be made by applicable regulatory authorities, principally the Federal Communications Commission (“FCC”) and the Virginia State Corporation Commission (“SCC”). On October 27, 2011, the FCC adopted, but did not release, an Order “comprehensively reform[ing] its Universal Service Fund and intercarrier compensation systems.” The reform of the intercarrier compensation system impacts the revenues that the RLEC receives from other telecommunications carriers for originating and terminating interstate and intrastate long distance calls. Universal Service Fund reform impacts the amounts the RLEC receives from various components of the federal Universal Service Fund. In performing the impairment testing as of September 30, 2011, the Company’s projections reflected an estimate of the impact of the anticipated actions of the regulatory authorities although that estimate necessarily was made without the benefit of a review of the actual FCC order.

The Company performed recovery testing of its long-lived tangible and finite-lived intangible assets utilizing the methodology noted above in ASC 360-10-35. The Company passed step one of this recoverability testing and therefore, no further testing for impairment of these assets was considered necessary.

The franchise rights value in the RLEC reporting unit largely reflects the value associated with revenues generated from its customers (including other carriers with which the Company interconnects) and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The Company utilized the Greenfield cash flow valuation method in its impairment testing for this asset. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures.

The Company used a two-step process to test for goodwill impairment for its Competitive and RLEC business segments. Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.

The Company’s testing of the franchise rights and goodwill as of September 30, 2011 indicated that there was no impairment to these assets as of that testing date. In light of the actions taken by the FCC on October 27, 2011 and once the FCC’s Order is released and available for review, the Company will be refining its projections to reflect these actions and other subsequent facts and events that have occurred since September 30, 2011 which may have a significant negative impact on the Company’s long-term future cash flows. The impact from these matters has not yet been fully analyzed nor estimated at this time. These matters will be evaluated to determine if they collectively are considered a triggering event requiring another remeasurement during the fourth quarter of 2011. To the extent that they are and to the extent that they have a significant adverse impact on the Company’s future cash flows within the RLEC segment, the Company would likely record an asset impairment on the RLEC indefinite-lived intangible assets, including goodwill, during the fourth quarter 2011.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.

Intangibles with a finite life are classified as other intangibles on the condensed combined balance sheets. At September 30, 2011 and December 31, 2010, other intangibles were comprised of the following:

		September 30, 2011		December 31, 2010
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$107,814	$(55,930)	$107,809	$(45,186)
Trademarks	0.5 to 15 yrs	3,350	(1,842)	3,350	(1,125)
Non-compete agreement	2 yrs	1,100	(440)	1,100	(44)

Total		$112,264	$(58,212)	$112,259	$(46,355)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The amortization for the FiberNet customer relationship intangible is being amortized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on later events and future expectations. Amortization expense for the three months ended September 30, 2011 and 2010 was $3.8 million and $1.9 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $11.9 million and $5.8 million, respectively.

Amortization expense for the remainder of 2011 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2011	$3,581	$45	$132	$3,758
2012	11,782	178	528	12,488
2013	10,996	178	—	11,174
2014	10,360	178	—	10,538
2015	5,092	178	—	5,270
2016	$2,416	$178	$—	$2,594

Pension Benefits and Retirement Benefits Other Than Pensions

Lumos Networks participates in several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) sponsored by NTELOS Inc. Net pension costs are determined for each NTELOS Inc. subsidiary based on a calculation of service costs, interest on the projected benefit obligation, expected return on plan assets, and appropriate amortization of unrecognized prior service costs, the unrecognized transition asset, and actuarial gains and losses. Lumos Networks receives an allocated portion of the total benefits expense. However, as the expense is calculated based on all of NTELOS Inc.’s employees, the allocated portion is a relative allocation using the number of participants considering the subsidiary for which the participant’s are employed or retired from as applicable. The expense is not calculated or allocated by specific employee. Lumos Networks’ allocation considers all employees who directly support Lumos Networks, including corporate support employees. NTELOS Inc. uses a December 31 measurement date for its defined benefit pension plans.

NTELOS Inc. manages these plans on a consolidated basis. The liabilities for these retirement benefits are recognized within “Obligation to NTELOS Inc.” in the Company’s condensed combined balance sheets. The condensed combined statements of operations for the three months ended September 30, 2011 and 2010 include costs for pension plans and other postretirement benefits of $0.5 million and $0.4 million, respectively. The condensed combined statements of operations for each of the nine months ended September 30, 2011 and 2010 include costs for pension plans and other postretirement benefits of $1.3 million. Lumos Networks did not make any specific contributions to fund these plans for the nine months ended September 30, 2011 and 2010.

Lumos Networks also participates in a defined contribution 401(k) plan sponsored by NTELOS Inc. NTELOS Inc.’s policy is to make 401(k) matching contributions in shares of the NTELOS Holdings Corp. common stock.

Share-based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the condensed combined balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of the common stock options granted during the nine months ended September 30, 2011 and 2010 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2011 and 2010 (Note 9) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Cost of sales and services	$99	$52	$295	$152
Customer operations	114	71	350	208
Corporate operations	571	264	1,501	748

Equity-based compensation expense	$784	$387	$2,146	$1,108

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its financial statements for the fiscal year beginning January 1, 2012.

Note 3. Disclosures about Segments of an Enterprise and Related Information

The Company manages its business with separate products and services into two segments: Competitive and RLEC.

The Company has one customer, Verizon, which accounted for 8.6% and 12.6% of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively, and 8.7% and 12.8% of the Company’s total revenue for the nine months ended September 30, 2011 and 2010, respectively. Revenues from Verizon were derived from RLEC and Competitive segments’ network access and transport.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables.

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended September 30, 2011
Operating revenues	$38,494	$13,107	$—	$51,601
Intersegment revenues(1)	114	1,041	(1,155)	—
Operating income	7,870	5,069	—	12,939
Depreciation and amortization and accretion of asset retirement obligations	7,398	3,536	—	10,934
Equity-based compensation charges	$472	$312	$—	$784

As of and for the nine months ended September 30, 2011
Operating revenues	$115,356	$40,951	$—	$156,307
Intersegment revenues(1)	796	3,163	(3,959)	—
Operating income	21,937	16,794	—	38,731
Depreciation and amortization and accretion of asset retirement obligations	22,383	10,606	—	32,989
Equity-based compensation charges	1,288	858	—	2,146
Acquisition related charges(2)	70	—	—	70

Capital expenditures	38,388	10,426	—	48,814

Goodwill	101,141	33,438	—	134,579

Total segment assets	$355,700	$213,746	$—	$569,446

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)	Acquisition related charges represent legal and professional fees related to the acquisition of FiberNet (Note 1).

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended September 30, 2010
Operating revenues	$20,957	$14,596	$—	$35,553
Intersegment revenues(1)	260	1,069	(1,329)	—
Operating income	4,049	6,726	—	10,775
Depreciation and amortization and accretion of asset retirement obligations	3,924	3,479	—	7,403
Equity-based compensation charges	205	182	—	387
Acquisition related charges(2)	$849	$—	$—	$849

For the nine months ended September 30, 2010
Operating revenues	$61,400	$43,551	$—	$104,951
Intersegment revenues(1)	778	3,181	(3,959)	—
Operating income	12,736	18,981	—	31,717
Depreciation and amortization and accretion of asset retirement obligations	11,752	10,551	—	22,303
Equity-based compensation charges	588	520	—	1,108
Acquisition related charges(2)	849	—	—	849

Capital expenditures	$22,148	$7,682	$—	$29,830

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)	Acquisition related charges represent legal and professional fees related to the acquisition of FiberNet (Note 1).

Note 4. Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Long-term obligation to NTELOS Inc.	$187,866	$178,616
Capital lease obligations	2,201	2,105

	190,067	180,721

Less: current portion of capital lease obligations	783	688

Long-term obligation to NTELOS Inc. and long-term portion of capital lease obligations	$189,284	$180,033

Long-term obligation to NTELOS Inc.

As discussed in Note 2, NTELOS Inc. uses a centralized cash management program, where NTELOS Inc. holds a majority of the cash for NTELOS Holdings Corp. and its subsidiaries. NTELOS Inc. funds the majority of cash disbursements and receives the majority of cash receipts for all of its subsidiaries. Cash received by NTELOS Inc. and payments made by NTELOS Inc. which relate to Lumos Networks are accounted for by the Company as securities and investments or long-term borrowings as appropriate and bear interest at a rate that is substantially equal to NTELOS Inc.’s weighted average interest rate from its total debt, excluding the effect of debt issuance cost and original issue discount amortization. This weighted average interest rate was approximately 4.5% and 5.8% for the nine months ended September 30, 2011 and 2010, respectively. The long-term obligation to NTELOS Inc. as of September 30, 2011 and December 31, 2010 primarily represents the $162.5 million cash consideration paid for the acquisition of FiberNet on December 1, 2010 (Note 1) and the approximate $27 million cash consideration paid for the Allegheny asset acquisition on December 31, 2009. The Company used the proceeds from its post-separation credit facility (described below) to make a payment of $315 million to NTELOS Inc. to satisfy its obligation to NTELOS Inc. at the consummation of the Business Separation.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At September 30, 2011, the carrying value and accumulated depreciation of these assets was $2.2 million and $0.8 million, respectively. In addition, the Company assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. As of September 30, 2011, the total net present value of the Company’s future minimum lease payments, adjusted for the effects of the Business Separation, is $2.2 million. As of September 30, 2011, the principal portion of these capital lease obligations is due as follows: $0.3 million for the remainder of 2011, $0.7 million in 2012, $0.6 million in 2013, $0.4 million in 2014, $0.2 million in 2015 and $0.1 million thereafter.

Lumos Networks Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $30 million of which was drawn upon funding; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation (October 31, 2011) and was used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Lumos Networks Operating Company credit facility will be LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate. In connection with the Credit Facility, the Company has deferred $4.7 million in debt issuance costs.

The aggregate maturities of the Term Loan A and Term Loan B are $2.0 million in 2012, $7.5 million in 2013, $7.5 million in 2014, $13.0 million in 2015, $90.0 million in 2016 and $190 million in 2017. The revolver is payable in full in 2017.

Note 5. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed combined statements of cash flows for nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	$1,532	$902
Borrowings under capital leases	789	503

The amount of interest capitalized in the nine months ended September 30, 2011 and 2010 was less than $0.1 million and $0.1 million, respectively.

Note 6. Stockholders’ Equity

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2011:

(In thousands)	Total Lumos Networks Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$265,794	$392	$266,186
Equity-based compensation expense	2,146		2,146
Dividends paid to NTELOS Communications Inc.	(14,145)		(14,145)
Comprehensive Income:
Net income attributable to Lumos Networks
Comprehensive income attributable to Lumos Networks	17,733
Comprehensive income attributable to noncontrolling interests		87
Total Comprehensive Income			17,820

Balance, September 30, 2011	$271,528	$479	$272,007

For the nine months ended September 30, 2010, comprehensive income was $16.6 million and was comprised of net income of $16.6 million.

Note 7. Income Taxes

Lumos Networks’ operations are included in the consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS Holdings Corp. However, income taxes are calculated and provided for by Lumos Networks on a separate tax return basis.

Income tax expense for the three and nine months ended September 30, 2011 was $4.2 million and $12.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible items. Lumos Networks expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring costs associated with the proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $0.3 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of September 30, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022. In addition, Lumos Networks expects to realize an NOL in 2011 as a result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” Lumos Networks believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While Lumos Networks believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2008-2011 and 2007-2011, respectively.

Note 8. Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The

Company has had lawsuits filed against it totaling $4.5 million for which the Company believes a loss is “reasonably possible” under applicable accounting standards. The outcome of such matters is difficult to determine and the Company intends to vigorously contest and defend its positions; as such, the Company has no accrual established related to these lawsuits. In addition, the Company has received access disputes from a carrier totaling $7.1 million for which the Company has reserved $3.3 million, representing the Company’s best estimate of the outcome of these disputes. The Company does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. While the outcome of such matters is currently not determinable, and it is reasonably possible that the cost to resolve such matters could be material, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed combined financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $6.8 million as of September 30, 2011, of which $5.0 million and $1.8 million are expected to be satisfied during 2011 and 2012, respectively.

Note 9. Related Party Transactions

NTELOS Inc. provides a variety of administrative services to Lumos Networks. Costs of these services are allocated or charged to the Company based on either the actual costs incurred or NTELOS Inc.’s estimate of expenses relative to the services provided to other subsidiaries of NTELOS Inc. The Company believes that these allocations are made on a reasonable basis, and that receiving these services from NTELOS Inc. creates cost efficiencies. Lumos Networks management believes that all historical costs of operations have been reflected in the combined statements of operations for each period presented, but these costs do not reflect the amount of actual costs the Company would have incurred had it been an independent, publicly traded company for each period presented. These services and transactions include the following:

•	Cash management and other treasury services;

•	Administrative services such as legal, regulatory, tax, employee benefit administration, internal audit, purchasing, accounting, information technology and human resources;

•	Network monitoring;

•	Executive oversight;

•	Equity-based compensation plan administration; and

•	Insurance coverage.

Banking and Treasury Functions

NTELOS Inc. provides cash management and treasury services to the Company. This arrangement provides efficient avenues for liquidity in a structure that minimizes or eliminates currency risk to the Company. Interest is charged by both parties based on NTELOS Inc.’s long term debt weighted average borrowing rate excluding the effect of debt issuance cost and original issue discount amortization and is reflected in interest expense on the condensed combined statements of operations for the Company. The amount of interest expense related to this arrangement for the three months ended September 30, 2011 and 2010 was $2.5 million and $1.1 million, respectively. The amount of interest expense related to this arrangement for the nine months ended September 30, 2011 and 2010 was $8.6 million and $3.1 million, respectively.

Allocation of General and Administrative Corporate Expenses

Expenses relating to services provided to the Company by NTELOS Inc. have been allocated to the Company and are reflected in the condensed combined financial statements. These services include treasury, accounting, tax, legal, internal audit, human resources, general management, insurance, risk management and other functions such as board of directors and other centrally managed employee benefit arrangements that benefit the Company’s business.

The allocations of costs were estimated based on NTELOS Inc.’s employees’ percentage of time spent on Lumos Networks matters. The costs that NTELOS Inc. allocated include overhead and other indirect costs. The Company has recorded allocated costs of $1.9 million on its condensed combined statements of operations for each of the three months ended September 30, 2011 and 2010, inclusive of certain corporate expenses which were not previously allocated to the segments (Note 2). For the nine months ended September 30, 2011 and 2010, these costs totaled $6.9 million and $7.1 million, respectively.

Equity-Based Compensation Plan Administration

Lumos Networks employees participate in the NTELOS Inc. equity incentive plans. NTELOS Inc. has two equity incentive plans administered by the Compensation Committee of NTELOS Holdings Corp’s board of directors, which permit the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.

Total equity-based compensation expense related to all of the share-based awards granted to employees of Lumos Networks and allocated from NTELOS Inc. and NTELOS Inc.’s 401(k) matching contributions for employees of Lumos Networks totaled $0.8 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $2.1 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. Future equity-based compensation charges anticipated to be allocated to Lumos Networks related to instruments outstanding at September 30, 2011 for the remainder of 2011 and for the years 2012 through 2015 are estimated to be $0.8 million, $2.6 million, $1.7 million, $0.6 million and $0.1 million, respectively.

Note 10. Unaudited Pro Forma Condensed Combined Financial Information

The unaudited pro forma condensed combined financial information presented below has been derived from the Company’s unaudited condensed combined financial statements as of and for the nine months ended September 30, 2011. The pro forma adjustments and notes to the pro forma condensed combined financial information give effect to the distribution of the Company’s common stock by NTELOS and the other transactions contemplated by the separation and distribution agreement that the Company entered into with NTELOS on October 31, 2011. This unaudited pro forma condensed combined financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed combined financial statements and notes related to those condensed combined financial statements included elsewhere in this quarterly report on Form 10-Q.

The unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2011 have been prepared as if the distribution had occurred as of January 1, 2011 and assumes interest is paid currently. The unaudited pro forma condensed combined balance sheet as of September 30, 2011 has been prepared as if the distribution occurred on September 30, 2011. The pro forma adjustments are based on the best information available and assumptions that management believes are reasonable. The unaudited pro forma condensed combined financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company’s results of operations or financial position would have been had the transactions contemplated by the separation and distribution agreement and related transactions occurred on the dates indicated. The unaudited pro forma condensed combined financial information also should not be considered representative of the Company’s future results of operations or financial position.

The pro forma adjustments give effect to the following transactions provided for in the separation and distribution agreement:

•	the execution of a credit facility and concurrent borrowing of $340 million against the facility;

•

the delivery to NTELOS of approximately 21,123,567 million shares of the Company’s common stock (assuming the one-for-two reverse stock split of NTELOS common stock) distributed by NTELOS Inc. to NTELOS (parent company);

•	the transfer to the Company by NTELOS of the assets and liabilities of the former RLEC and the Competitive Wireline segments of NTELOS;

•	the transfer to the Company by NTELOS of all other assets and liabilities related to the ongoing operations of the Company’s business previously held by NTELOS or its subsidiaries;

•

the distribution to NTELOS of $315 million, (i) to settle with cash intercompany debt owed to NTELOS as of the October 31, 2011 distribution date ($170.8 million as of September 30, 2011 on a pro forma basis) and, with the balance, (ii) to fund NTELOS’s mandatory repayment on its credit facility; and

•	the Distribution of the Company’s common stock pro rata to NTELOS’s stockholders of record as of the record date.

See the notes to unaudited pro forma condensed combined financial information for a more detailed discussion of these events.

Due to regulations governing the preparation of pro forma financial information, the non-recurring separation related expenses associated with establishing Lumos Networks as an independent publicly traded company are not included as a pro forma adjustment.

The Company expects to incur certain non-recurring separation costs during 2011. These costs are expected to consist of, among other items (i) information technology systems, licenses, and infrastructure, (ii) financing, legal, advisory and regulatory costs, (iii) marketing and facility costs and (iv) employee retention and other. A majority of these costs have occurred before the Business Separation and have not been allocated to the Company. However, to the extent that additional separation costs are incurred by the Company after the Business Separation, such costs will be the Company’s responsibility.

The Company entered into a transition services agreement with NTELOS under which the Company and NTELOS will provide certain specified services to the other on an interim basis. These services relate to IT, accounting, network operations, facilities management, and purchasing and procurement. The services will generally be provided for up to two years following the distribution date unless a particular service is terminated pursuant to the agreement. The Company does not anticipate that such costs will be materially different from those allocated to the Company historically. The transition services agreement is not reflected in this unaudited pro forma condensed combined financial information.

The Company expects that certain incremental expenses will be incurred on a going-forward basis in connection with operating as a separate independent, publicly traded company which likely will be greater than those allocated to the Company historically. For example, following the transition services periods, human resource cost related to treasury, tax, accounting, legal, internal audit, human resources, investor relations, information technology and other corporate functions may differ from the expenses for such functions that have been allocated in the Company’s historical financial statements or as incurred during the transition services period. Additionally, the Company anticipates that such other expenses, including those related to the board of directors and board sub-committees, audit and centrally managed costs such as insurance and employee benefit arrangements, will be different from the related allocated expenses in the Company’s historical financial statements. In some cases, the Company expects that these expenses could be materially higher as a separate public company.

Lumos Networks Corp.

Pro Forma Condensed Combined Balance Sheet

As of September 30, 2011

(Unaudited)

(In thousands)	Historical	Pro Forma Adjustment (a)	Pro Forma Adjustment (b)	Pro Forma
ASSETS

CURRENT ASSETS
Cash	$448	$—	$20,000	$20,448
Restricted cash	8,062	—	—	8,062
Accounts receivable, net	20,984	—	—	20,984
Other receivables	2,387	—	—	2,387
Prepaid expenses and other	2,351	—	—	2,351

	34,232	—	20,000	54,232

Securities and investments	71	—	—	71

PROPERTY AND EQUIPMENT
In service	387,624	—	—	387,624
Under construction	33,682	—	—	33,682

	421,306	—	—	421,306

Less accumulated depreciation	113,118	—	—	113,118

	308,188	—	—	308,188

OTHER ASSETS
Goodwill	134,579	—	—	134,579
Franchise rights	32,000	—	—	32,000
Other intangibles, net	54,052	—	—	54,052
Deferred charges and other assets	6,324	—	5,000	11,324

Other Assets	226,955	—	5,000	231,955

TOTAL ASSETS	$569,446	$—	$25,000	$594,446

See accompanying notes to the unaudited pro forma condensed combined financial statements.

Lumos Networks Corp.

Pro Forma Condensed Combined Balance Sheet

As of September 30, 2011

(Unaudited)

(In thousands)	Historical	Pro Forma Adjustment (a)	Pro Forma Adjustment (b)	Pro Forma
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current portion of capital lease obligations	$783	$—	$—	$783
Accounts payable	15,888	—	—	15,888
Advance billings and customer deposits	12,242	—	—	12,242
Accrued compensation	674	816	—	1,490
Accrued operating taxes	2,773	—	—	2,773
Other accrued liabilities	1,107	229	—	1,336

	33,467	1,045	—	34,512

LONG-TERM LIABILITIES
Long-term debt	1,418	—	340,000	341,418
Obligation to NTELOS Inc.	187,866	(17,105)	(170,761)	—
Deferred income taxes	69,155	—	—	69,155
Retirement benefits	—	19,880	—	19,880
Other long-term liabilities	5,064	57	—	5,121
Income tax payable	469	—	—	469

Total Long-Term Liabilities	263,972	2,832	169,239	436,043

TOTAL Lumos Networks Corp. EQUITY	271,528	(3,877)	(144,239)	123,412
NONCONTROLLING INTERESTS	479	—	—	479

TOTAL EQUITY	272,007	(3,877)	(144,239)	123,891

TOTAL LIABILITIES AND EQUITY	$569,446	$—	$25,000	$594,446

See accompanying notes to the unaudited pro forma condensed combined financial statements.

Notes to Unaudited Pro Forma Condensed Combined Balance Sheet

The pro forma financial information has been derived by the application of pro forma adjustments to the Company’s historical financial statements as of the date noted.

(a)

Retirement plan and certain other obligations for which Lumos Networks is a party are recorded on the consolidated balance sheet of NTELOS Holdings Corp. The portion of Lumos Networks’ obligation relating to these plans is reflected in Obligation to NTELOS Inc. on the condensed combined balance sheet of Lumos Networks. In connection with the Separation, Lumos Networks will assume the appropriate portion of these obligations and, accordingly, has reflected the pro forma assumption of these liabilities.

(b)	Pro forma adjustments relate to the Company closing on a senior secured credit facility and the immediate disbursement of cash to NTELOS as follows:

(In thousands)	Financing	Transaction Fees and Expenses (1)	Distribution (2)	Total Net Capitalization Adjustments
Cash	$340,000	$(5,000)	$(315,000)	$20,000
Debt issuance costs	—	5,000	—	5,000
Due to NTELOS Inc.	—	—	(170,761)	(170,761)
Long-term debt	340,000	—	—	340,000
Stockholders’ equity	$—	$—	$(144,239)	$(144,239)

The issuance of the new debt totaled $340 million and the total distribution to NTELOS to settle the intercompany debt and to fund the mandatory repayment on its credit facility was $315 million (Note 4).

(1)

Represents the estimated cost to be incurred with issuing the senior secured credit facility, including arranger fees, issuance costs, legal, accounting, and other related costs, and original issue discount.

(2)	Represents the distribution to NTELOS to settle the intercompany debt and to fund NTELOS’s mandatory repayment on its credit facility.

Lumos Networks Corp.

Pro Forma Condensed Combined Statement of Operations

Nine Months Ended September 30, 2011

(Unaudited)

(In thousands except per share data)	Lumos Networks Historical	Eliminations		Financing		Pro Forma

Operating Revenues	$156,307	$—		$—		$156,307

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	58,901	—		—		58,901
Customer operations	14,778	—		—		14,778
Corporate operations	10,908	—		—		10,908
Depreciation and amortization and accretion of asset retirement obligations	32,989	—		—		32,989

	117,576	—		—		117,576

Operating Income	38,731	—		—		38,731

Other Income (Expenses)
Interest expense	(8,840)	8,840	(1)	(10,549	)(2)	(10,549)
Other income	73	—		—		73

	(8,767)	8,840		(10,549)		(10,476)

	29,964	8,840		(10,549)		28,255

Income Tax Expense	12,144	3,583		(4,199	)(3)	11,528

Net Income	17,820	5,257		(6,350)		16,727

Net Income Attributable to Noncontrolling Interests	(87)	—		—		(87)

Net Income Attributable to Lumos Networks Corp.	$17,733	$5,257		$(6,350)		$16,640

Income per share - basic						$0.80 (4)
Income per share - diluted						$0.80 (5)

Weighted average shares outstanding - basic						20,767
Weighted average shares outstanding - diluted						20,880

Notes to Unaudited Pro Forma Condensed Combined Statement of Operations

(1)	Historical interest expense on Lumos Networks is eliminated as the Credit Facility is assumed to have been issued on January 1, 2011.
(2)	Reflects the adjustment to record interest expense on long term debt financing. Pro forma interest expense is calculated as follows:

Principal Outstanding	Assumed Effective Interest Rate	Estimated Annual Expense	Sensitivity to Change of 10% change in the Stated Interest Rate
(Dollars in thousands)
$340,000	4.20%	$14,059	$1,315

The pro forma adjustment to interest expense reflects the interest on the Credit Facility and amortization of debt issuance costs associated with the issuance as if such borrowing had occurred as of January 1, 2011. For purposes of determining the pro forma adjustment, the Company has assumed that the LIBOR rate is 0.5% and the instrument is issued with at LIBOR plus a 3.5% margin rate on the Term B tranche (assumed at $200 million) and LIBOR plus a 3.25% margin rate on the Term A and revolver tranches (Term A assumed at $110 million and the revolver is assumed at $60 million, $30 million of which is drawn). The term A facility and the revolver have a 5 year term and the Term B facility has a 6 year term. The Company has assumed the principal amortization as required within the terms of the facility adjusted for the January 1, 2011 assumed funding date (Note 4). The Company has assumed no impact from any hedging requirement. Interest expense is calculated using the effective interest method.

For purposes of assessing the impact of a 10% change in interest rate, the Company assumed that LIBOR was at 0.5% and therefore a 10% change from the total blended stated rate of 3.9% is 4.29% for a 10% increase and 3.51% for a 10% decrease. The effective rate of such a change is 4.59% for a 10% increase and 3.81% for a 10% decrease in the stated rate.

(3)

Reflects the effective income tax impact related to the pre-tax income for the applicable columns. The effective rate approximates the statutory rates for these adjustments as the effect of tax permanent differences is immaterial.

(4)

Pro forma basic earnings per share and pro forma weighted average basic shares outstanding are based on the calculated number of Lumos Networks common shares which would have been outstanding on September 30, 2011 assuming the two-for-one reverse stock split of NTELOS Holdings Corp. common stock and the subsequent one-for-one distribution to Lumos Networks occurred on January 1, 2011.

(5)

Pro forma diluted earnings per share and pro forma weighted average diluted shares outstanding reflect potential common shares that may be issued in connection with equity awards outstanding on September 30, 2011 which were granted under NTELOS Holdings Corp. equity incentive plans in which the Company’s employees participate, assuming these awards are subjected to the two-for-one reverse stock split of NTELOS Holdings Corp. common stock and the subsequent one-for-one distribution to Lumos Networks. While the actual dilutive impact will depend on various factors, the Company believes the estimate yields a reasonable approximation of the dilutive impact of Lumos Networks’ equity incentive plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in the information statement filed as an exhibit to Form 10-12B/A Registration Statement filed with the Securities and Exchange Commission (“SEC”) on October 17, 2011.

Overview

On October 14, 2011, NTELOS Holdings Corp. (“NTELOS”) announced a distribution date of October 31, 2011, for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, NTELOS’s wireline operations. Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split of its shares of common stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS’s stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of its Common Stock outstanding, on a post-Reverse Stock Split basis.

In connection with the Business Separation, we filed with the SEC a Form 10 Registration Statement, which provides information about Lumos Networks and the Business Separation, including historical and pro forma financial information. As of November 1, 2011, we are publicly traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.”

As set forth in the Form 10 and herein, in connection with the Business Separation, we paid $315 million to NTELOS (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s senior secured credit facility resulting from the Business Separation.

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network, with approximately 5,800 route-miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy. Our product offerings include voice, high speed transport, private line and wavelength high-bandwidth services, which provides a means to efficiently utilize fiber in broadband applications and to provide high-capacity bandwidth, and Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.

Our strategy is to (i) leverage our network assets with sales of data and IP based services to new and existing regional enterprise and government customers; (ii) expand the Competitive segment to add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the RLEC customer base with additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

Central to our strategy is being first to the regional markets with technology and services first introduced in metropolitan areas by national service providers. Our tradition of service and creative and tailored service solutions with a diversified portfolio of products is attractive to carriers with needs for transport and fiber to the cell site and to regional enterprise customers seeking high quality data and IP services and interconnection to data centers in the region.

Our growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we began to accelerate our growth initiatives in our Competitive segment’s enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky, providing further diversity and density in several of our existing markets, particularly in West Virginia. FiberNet offers retail voice and data services and transport and IP-based services primarily to regional retail and wholesale business customers. We are offering additional data and other broadband services to existing FiberNet customers and plan to attract new customers in our existing and new markets with our enterprise data products in order to grow top line revenue and further leverage our operational and back office platforms while fully realizing the operational synergies available. In all markets, we will continue to extend our network to customers in order to improve network quality, eliminate access-related expenses and control the customer experience. We funded the purchase of FiberNet through a combination of proceeds from a $125 million incremental term loan under NTELOS’s existing senior secured credit facility which was closed on August 2, 2010 and cash on hand. We have no future payment obligations related to either of these acquisitions.

Business Separation

As described above, NTELOS decided to separate its wireline business into a new independent, publicly-traded company through the distribution of all of our common stock to the NTELOS stockholders, which we refer to as the Business Separation. We have entered into a separation and distribution agreement containing key provisions related to the Business Separation and assets transferred, liabilities assumed and contracts assigned to us. For a period of time, we will utilize NTELOS for transition services for certain corporate and information technology functions under a transition services agreement (“TSA”). We anticipate our annualized cost of TSA services to be approximately $3.2 million and anticipate that we will provide TSA services to NTELOS for certain corporate functions for approximately $0.7 million.

Our capital structure changed at the date of the Business Separation (October 31, 2011). In connection with the Business Separation, we have arranged for a senior secured credit facility with certain financial institutions. On September 8, 2011, we closed on a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon consummation of the Business Separation. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $30 million of which was drawn upon funding; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the credit facility were received on October 31, 2011 and were used to fund a working capital cash reserve and to pay approximately $315 million to NTELOS (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Lumos Networks Operating Company credit facility will be LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The credit facility does not require a minimum LIBOR rate. The terms of the credit facility include customary covenants that require us to meet certain financial tests, maintain certain financial ratios, and adhere to guidelines for dividend payments.

Financial data included in this Form 10-Q reflects Lumos Networks as a standalone public company. Revenue includes services sold to the NTELOS wireless segment that was previously eliminated, which amounted to $2.1 million and $1.8 million in the three months ended September 30, 2011 and 2010, respectively, and $6.0 million and $5.1 million in the nine months ended September 30, 2011 and 2010, respectively. Expenses include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions. These additional expenses for the three months ended September 30,

2011 and 2010 totaled $0.8 million and $1.3 million (inclusive of $0.8 million of FiberNet acquisition costs), respectively, and for the nine months ended September 30, 2011 and 2010 totaled $2.3 million and $2.6 million (inclusive of $0.8 million of FiberNet acquisition costs), respectively.

We expect to incur additional expenses as a result of the Business Separation, including higher interest expense. We also will require transition services from NTELOS for a period of time as specified in the transition services agreement with NTELOS. Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements. While we do not expect these higher costs to be material, the amount and timing of when we incur such additional costs may increase the variability of our earnings and cash flows after the Business Separation. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows. We will incur one-time costs for customer and marketing communications, additional costs of being a public company and costs associated with creating a new information technology infrastructure. On a recurring basis, we will incur additional costs to maintain independent systems and to continue brand support, and we will incur incremental costs related to being a public entity in excess of previously allocated corporate expenses. However, we do not expect these additional and incremental costs to be material to our earnings and cash flows after the Business Separation.

With the Business Separation, we will offer benefits similar to those provided by NTELOS. The primary benefits include a pension plan, other postretirement benefit plans (“OPEBs”), medical benefits and a 401(k) plan. A separate pension plan and OPEB plan were established at the effective date of the Business Separation and the related assets and liabilities attributable to our current employees, as well as former employees in NTELOS’s wireline operations, were transferred to and assumed by us. The pension plan covers all employees who meet eligibility requirements and who were employed by NTELOS Inc. prior to October 1, 2003. The OPEBs plan includes certain health care and life benefits for retired employees who meet eligibility requirements and for current employees that were hired before to April 1993.

Obligations under NTELOS’s pension and OPEBs were transferred to our company based on the eligible employees who transferred to our company and former retirees currently receiving (or eligible to receive) benefits. In our historical financial statements, we recognized allocated costs for pension and OPEB benefits with the offsetting obligation recorded as a payable to NTELOS. Medical benefit and 401(k) match costs have historically been allocated to the business. In the future, these benefit costs will be based on our independent plans and actual costs incurred by Lumos Networks employees, which will vary from historical allocated costs.

Business Segments

We operate our business as two units: a competitive network service provider and a traditional RLEC. The Competitive segment derives revenue from the sale of data, Internet, traditional voice services primarily to business customers and carrier transport services to other carriers. Our Competitive segment business serves Virginia, West Virginia, and Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 route-mile fiber network as of September 30, 2011. We market and sell data transport, IP-based services and voice services almost exclusively to business and carrier customers. Revenues from the Competitive segment accounted for 74% and 59% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. Pro forma to include the FiberNet acquisition for the nine months ended September 30, 2010, the Competitive segment accounted for 73% of our total revenue.

The Competitive segment recently has experienced higher than anticipated churn in the FiberNet markets, specifically within the small business customer base, due to competitive actions and service issues prior to closing and ongoing tied to the incumbent local exchange carrier from whom the wireline business purchases network elements on a wholesale basis. We also have generated lower than expected new sales as we further develop these markets. We anticipate that these churn and new sales trends may continue into 2012. However, we also are taking proactive measures to further enhance our growth in West Virginia such as strengthening the network serving West Virginia to improve service and facilitate the sale of our data and IP-based services, and focusing our sales efforts on upgrading the former FiberNet large customer base to metro-Ethernet facilities.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. The RLEC utilizes an Alcatel-Lucent 5ESS digital switch serving as a tandem switch to our local region. We have enhanced network functionality in the RLEC by offering high speed broadband to 98% of our service region. We have also invested in fiber-to-the-home, which passed approximately 13,700 homes as of September 30, 2011. The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve. While the RLEC owns the fiber, the products are sold through the Competitive segment. The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment. The intercompany revenue is eliminated in our combined statements of operations.

In the RLEC market, our fiber-to-the-home deployment significantly reduces churn in the areas where it is offered. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) is being funded by a grant from the federal government. We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $5.0 million of total project costs through September 30, 2011. The project is expected to be completed in or before 2013.

As of September 30, 2011, we operated approximately 33,800 RLEC telephone access lines. We experienced access line losses in 2009 and 2010 and these losses have continued in 2011 due to continued cable competition, wireless substitution and the economic climate. We lost approximately 1,600 access lines during the first nine months of 2011. These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the FCC for one of our RLECs, access reconfigurations and network grooming by carriers contributed to a 6.0% decline in RLEC revenues from the first nine months of 2011 compared to the first nine months of 2010.

We anticipate significant further access revenue declines in the RLEC segment as a result of actions taken by applicable regulatory authorities, principally the FCC and the Virginia State Corporation Commission (“SCC”). Access revenue also will be negatively impacted by network grooming by carriers in the fourth quarter of 2011 and possibly beyond. On October 27, 2011, the FCC adopted, but did not release, an Order “comprehensively reform[ing] its Universal Service Fund and intercarrier compensation systems”. The reform of the intercarrier compensation system impacts the revenues that the RLEC receives from other telecommunications carriers for originating and terminating interstate and intrastate long distance calls. Universal Service Fund (“USF”) reform impacts the amounts the RLEC receives from various components of the federal USF. The Company’s combined RLEC revenues from access and the USF was $8.2 million ($4.0 million of which was from intra-state access revenues) and $25.9 million ($14.3 million of which was from intra-state access revenues and $3.8 million was from USF) for the three and nine months ended September 30, 2011 as compared to $9.4 million and $27.9 million for the three and nine months ended September 30, 2010, with USF revenues accounting for less than 15% of these totals.

Our operating income margins were approximately 25% and 30% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the margin is primarily due to a shift in the composition of the business to a higher percentage being represented by Competitive after the FiberNet acquisition (Note 1) and the RLEC access reconfigurations discussed above. The products from Competitive generally yield a lower margin than the RLEC business. The decrease in the margin is also due to certain of the FiberNet intangible assets having heavier amortization charges in the initial years (Note 2) and due to the fact that the FiberNet business currently contains a higher percentage of lower margin residential customers as compared to the Competitive segment’s legacy higher margin business and other enterprise accounts.

Market Risks

Many of the market risk factors which affected our results of operations in 2011 are expected to continue into 2012. Additionally, the impact of overall unfavorable economic conditions and increased competition that we experienced throughout 2010 have continued in 2011.

Operating Revenues

Our revenues are generated from the following categories:

•

Competitive segment revenues, including revenues from Enterprise Data (Dedicated Internet, Metro Ethernet, and private line), Residential and Small Business Broadband (Integrated Access, DSL, Broadband XL, and IP based video), Wholesale Transport, Voice (local lines, PRI, and Long Distance) and other legacy Competitive products and revenue streams (dial-up Internet services, switched access and reciprocal compensation); and

•	RLEC segment revenues, including local service, network access, toll and directory advertising.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

cost of sales and services, including usage-based access charges, long distance and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers, leased facility expenses for connection to other carriers and engineering and repairs and maintenance expenses related to network property, plant and equipment;

•

customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services, customer retention and bad debt expenses;

•

corporate operations expenses, including taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by certain members of corporate management and expenses related to acquisitions; and

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable, and accretion of asset retirement obligations.

Other Income (Expenses)

Our other incomes (expenses) are generated (incurred) from interest expense on accounts due to NTELOS and capital lease obligations.

Income Taxes

Our income taxes are included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS Holdings Corp. However, our income taxes are calculated and provided for on a separate tax return basis. Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an interoperability solution provider).

Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

Operating revenues increased $16.0 million, or 45.1%, from the three months ended September 30, 2010 to the three months ended September 30, 2011 resulting from an increase in Competitive segment revenues of $17.5 million and partially offset by a decrease in RLEC revenues of $1.5 million. Operating revenues increased $51.4 million, or 48.9%, from the first nine months of 2010 to the first nine months of 2011 resulting from an increase in Competitive segment revenues of $54.0 million and partially offset by a decrease in RLEC revenues of $2.6 million. Pro forma to include FiberNet (which is included in the Competitive segment) for the three and nine months ended September 30, 2010, total operating revenues were $53.7 million and $160.0 million for the three and nine months ended September 30, 2010, respectively, compared to $51.6 million and $156.3 million for the three and nine months ended September 30, 2011, representing a decrease of $2.1 million and $3.7 million from the prior year comparative three and nine months, respectively.

Pro forma Competitive segment revenues decreased $0.6 million, or 1.6%, from the three months ended September 30, 2010 and decreased $1.1 million, or 1.0%, from the nine months ended September 30, 2010 primarily from declines in voice and other products related to FiberNet operations, partially offset by increased revenues from Enterprise Data and wholesale services. As noted above, RLEC segment revenues declined $1.5 million and $2.6 million from the prior year respective three- and nine-month periods due primarily to the loss of access lines described in the overview above and a biennial reset (reduction) of our interstate access rates in the third quarter of 2011.

Operating income increased $2.2 million, or 20.1%, from the three months ended September 30, 2010 due to the $16.0 million increase in revenue discussed above, partially offset by an increase in operating expenses of $13.9 million, or 56.0%. The increase in operating expenses includes $14.3 million of operating expenses from FiberNet in the third quarter of 2011. Excluding the operating expenses from FiberNet, operating expenses decreased $0.4 million, or 1.7%, the net decrease of which is described in the operating expenses section below.

Operating income increased $7.0 million, or 22.1%, from the nine months ended September 30, 2010 due to the $51.4 million increase in revenue discussed above, offset by an increase in operating expenses of $44.3 million, or 60.5%. Similar to the three-month increase, the nine-month increase in operating expenses includes $44.3 million of operating expenses from FiberNet. Excluding the operating expenses from FiberNet, operating expenses were flat from the comparative nine-month period. Variances in the individual line items on the condensed combined statements of operations are described in the operating expenses section below.

Net income attributable to Lumos Networks increased $0.5 million, or 8.1%, from the three months ended September 30, 2010 to the three months ended September 30, 2011. Partially offsetting the $2.2 million increase in operating income is additional interest expense of $1.5 million for the additional debt from NTELOS Inc. primarily to fund the Allegheny and FiberNet acquisitions and a $0.3 million increase in income taxes related to an increase in pre-tax income.

Net income attributable to Lumos Networks increased $1.2 million, or 7.3%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Partially offsetting the $7.0 million increase in operating income is additional interest expense of $5.0 million for the additional debt from NTELOS Inc. primarily to fund the Allegheny and FiberNet acquisitions and a $0.8 million increase in income taxes related to an increase in pre-tax income.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and nine months ended September 30, 2011 and 2010:

	0000,000	0000,000	0000,000	0000,000
	Three Months Ended September 30,
Operating Revenues	2011	2010	$ Variance	% Variance
(Dollars in thousands)
Competitive	$38,494	$20,957	$17,537	83.7%
RLEC	13,107	14,596	(1,489)	(10.2%)

Total	$51,601	$35,553	$16,048	45.1%

	0000,0000	0000,0000	0000,0000	0000,0000
	Nine Months Ended September 30,
Operating Revenues	2011	2010	$ Variance	% Variance
(Dollars in thousands)
Competitive	$115,356	$61,400	$53,956	87.9%
RLEC	40,951	43,551	(2,600)	(6.0%)

Total	$156,307	$104,951	$51,356	48.9%

Revenues increased $16.0 million, or 45.1%, over the three months ended September 30, 2010, with revenues from the Competitive segment increasing $17.5 million driven by the new revenues from FiberNet, partially offset by the $1.5 million RLEC revenue decline. Revenues increased $51.4 million, or 48.9%, over the first nine months of 2010, with revenues from the Competitive segment increasing $54.0 million driven by the new revenues from FiberNet, partially offset by the $2.6 million RLEC revenue decline. Pro forma to include FiberNet for the three and nine months ended September 30, 2010, total wireline revenues decreased by $2.1 million, or 4.0%, and $3.7 million, or 2.3%, respectively, as described by segment below.

•

Competitive Revenues. Competitive revenue, pro forma to include FiberNet for the three and nine months ended September 30, 2010, decreased $0.6 million, or 1.6%, and $1.1 million, or 1.0%, from the three and nine months ended September 30, 2010, respectively. The three-month decrease was primarily due to a $2.2 million decline in voice and long distance revenues, principally associated with FiberNet, and a $0.7 million decline in other non-strategic revenues, including dial-up Internet and reciprocal compensation. Similarly, the nine-month decrease was primarily due to a $5.5 million decline in voice and long distance revenues, principally associated with FiberNet, and a $1.4 million decline in other non-strategic revenues. These decreases were partially offset by increased revenues from Enterprise Data and Residential and Small Business Broadband services of $0.9 million over the comparative three months and $2.9 million over the comparative nine months, and a $1.3 million and $2.8 million increase in wholesale revenues over the comparative three and nine months, respectively.

•

RLEC Revenues. RLEC revenues decreased $1.5 million, or 10.2%, from the three months ended September 30, 2010 and decreased $2.6 million, or 6.0%, from the nine months ended September 30, 2010 primarily due to decreased access and local service revenues resulting from a 6.6% decrease in access lines. Also contributing to the three- and nine-month decreases was network grooming by our carrier customers with whom we interconnect and for whom we provide access services. Finally, on July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $0.6 million reduction in revenue during the third quarter of 2011. We anticipate that this rate reset will result in a comparable reduction in revenue during the fourth quarter of 2011. Partially offsetting the revenue effects of these decreases were increases in carrier access minutes from the prior year comparative three and nine months of 3.0% and 1.2%, respectively, due primarily to increased usage by wireless carriers.

Additionally, as noted in the overview section above, recent actions from regulatory authorities will cause rate declines in future years which are more significant than what we have experienced in recent years. We also are being negatively impacted by carriers’ network grooming. We are in the process of determining what the impact from this will be and what, if any, measures we will take to at least partially offset this impact.

Access lines totaled approximately 33,800 as of September 30, 2011 and approximately 36,200 as of September 30, 2010, a 2,400 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2011 and 2010:

	0000,000	0000,000	0000,000	0000,000
	Three Months Ended September 30,
Operating Expenses	2011	2010	$ Variance	% Variance
(Dollars in thousands)
Competitive	$22,764	$11,931	$10,833	90.8%
RLEC	4,190	4,208	(18)	(0.4%)

Operating expenses, before equity-based compensation charges, acquisition related charges and depreciation and amortization and accretion of asset retirement obligations	26,954	16,139	10,815	67.0%
Equity-based compensation	784	387	397	102.6%
Acquisition related charges (credit)	(10)	849	(859)	(101.2%)
Depreciation and amortization and accretion of asset retirement obligations	10,934	7,403	3,531	47.7%

Total operating expenses	$38,662	$24,778	$13,884	56.0%

	0000,000	0000,000	0000,000	0000,000
	Nine Months Ended September 30,
Operating Expenses	2011	2010	$ Variance	% Variance
(Dollars in thousands)
Competitive	$69,678	$35,476	$34,202	96.4%
RLEC	12,693	13,498	(805)	(6.0%)

Operating expenses, before equity-based compensation charges, acquisition related charges and depreciation and amortization and accretion of asset retirement obligations	82,371	48,974	33,397	68.2%
Equity-based compensation	2,146	1,108	1,038	93.7%
Acquisition related charges	70	849	(779)	(91.8%)
Depreciation and amortization and accretion of asset retirement obligations	32,989	22,303	10,686	47.9%

Total operating expenses	$117,576	$73,234	$44,342	60.5%

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

Our operating expenses for the three and nine months ended September 30, 2011 before equity-based compensation charges, expenses related to acquisitions and depreciation and amortization and accretion of asset retirement obligations increased $10.8 million and $33.4 million over the three and nine months ended September 30, 2010. These increases include $11.1 million and $34.8 million in operating expenses related to FiberNet (Note 1) in the three and nine months ended September 30, 2011, partially offset by declines of $0.3 million, or 1.6%, and $1.4 million, or 2.9%, from the comparative three- and nine-month periods in the remaining markets in the Competitive segment, reflective of continuing network grooming and increasing the percentage of on-network traffic, and in the RLEC for the nine-month period.

COST OF SALES AND SERVICES—Cost of sales and services increased $8.6 million, or 78.7%, and increased $26.5 million, or 81.6%, over the three and nine months ended September 30, 2010, respectively. FiberNet accounted for $8.2 million and $26.0 million of the three- and nine-month increases, respectively. We expect network expenses related to the original FiberNet customer base to decline due to churn of residential and other narrowband customers and as we groom this network by pruning leased facilities and by servicing more customers on our network to eliminate lease access expenses and improve the quality of the service.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.5 million, or 47.8%, over the three months ended September 30, 2010 and increased $5.2 million, or 54.1%, over the nine months ended September 30, 2010. FiberNet accounted for these entire increases.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $0.3 million, or 8.1%, and increased $2.0 million, or 22.6%, over the three and nine months ended September 30, 2010, respectively. Included in these increases are $1.3 million and $3.5 million of expenses related to FiberNet for the three and nine months ended September 30, 2011, respectively. The partially offsetting net decreases of $1.0 million and $1.5 million from the comparative three and nine months, respectively, were primarily related to decreases in legal and professional fees allocated from NTELOS Inc.

DEPRECIATION AND AMORTIZATION AND ACCRETION OF ASSET RETIREMENT OBLIGATIONS—Depreciation and amortization and accretion of asset retirement obligations increased $3.5 million, or 47.7%, over the three months ended September 30, 2010 and increased $10.7 million, or 47.9%, over the nine months ended September 30, 2010. These increases are primarily attributable to a $1.7 million three-month increase and a $4.5 million nine-month increase in depreciation expense related to a significant increase in the depreciable asset base as a result of the FiberNet acquisition and a $1.8 million three-month increase and a $6.1 million nine-month increase in amortization expense. The increases in amortization expense related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.

OTHER INCOME (EXPENSES)

Interest expense totaled $2.6 million and $8.8 million for the three and nine months ended September 30, 2011, representing increases of $1.5 million, or 140%, and $5.0 million, or 131% from the three and nine months ended September 30, 2010 due primarily to the increase in the payable to NTELOS which reflects additional borrowing to fund the FiberNet acquisition on December 1, 2010. Interest expense totaled $2.6 million for each of the second and third quarters of 2011, representing a decrease of $1.2 million, or 31.2%, from the first quarter of 2011 due to a reduction in the weighted average interest rate charged by NTELOS Inc. due to a March 2011 debt repricing and representing an increase of $0.6 million, or 32.6%, from the fourth quarter of 2010 due primarily to the increase in the payable to NTELOS described above, partially offset by interest expense savings related to the reduction in the weighted average interest rate. The annual interest expense at the time of the Business Separation, after adjustment for the level of debt and anticipated interest rates, is projected to be approximately $14.1 million.

INCOME TAXES

Income tax expense for the three months ended September 30, 2011 and 2010 was $4.2 million and $4.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. Income tax expense for the nine months ended September 30, 2011 and 2010 was $12.1 million and $11.3 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation, restructuring costs associated with the proposed separation and other non-deductible compensation. For the remainder of 2011, the amount of these charges is expected to be approximately $0.3 million.

We have prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of September 30, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022. In addition, we expect to realize an NOL in 2011 as a result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2011 and 2010, our working capital requirements, capital expenditures (excluding acquisitions) and cash dividends were funded by cash on hand and net cash provided from operating activities. We funded the acquisition from Allegheny and the purchase of FiberNet (Note 1) with approximately $27 million and $163 million of borrowings from NTELOS Inc. and using net cash provided from operating activities. We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures and anticipated interest and principal payments from the $370 million Credit Facility that we incurred on the effective date of the Business Separation.

As of September 30, 2011, we had $264.0 million in aggregate long term liabilities, consisting of a $187.9 million long-term obligation to NTELOS Inc. and $76.1 million in other long-term liabilities, inclusive of deferred income tax liabilities of $69.2 million and other long-term liabilities of $6.9 million.

In addition to the obligation to NTELOS Inc., we have also entered into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. We also assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. As of September 30, 2011, the total net present value of the Company’s future minimum lease payments, adjusted for the effects of the Business Separation, is $2.3 million. As of September 30, 2011, the principal portion of these capital lease obligations is due as follows: $0.3 million for the remainder of 2011, $0.7 million in 2012, $0.6 million in 2013, $0.4 million in 2014, $0.2 million in 2015 and $0.1 million thereafter.

During the nine months ended September 30, 2011, net cash provided by operating activities was $58.6 million. Net income during this period was $17.8 million and we recognized $40.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $0.3 million. The principal changes in operating assets and liabilities from December 31, 2010 to September 30, 2011 were as follows: accounts receivable decreased $0.4 million; current assets increased $0.2 million related to increases in prepaid maintenance contract and rents; accounts payable decreased $1.5 million; and other current liabilities increased $1.6 million primarily related to the payment of operating taxes and other annual payments not made until later in the year.

During the nine months ended September 30, 2010, net cash provided by operating activities was $43.1 million. Net income during this period was $16.6 million. We recognized $25.6 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $0.9 million. The principal changes in operating assets and liabilities from December 31, 2009 to September 30, 2010 were as follows: accounts receivable increased $0.8 million; other current assets increased $0.3 million; changes in income taxes provided $0.3 million; accounts payable decreased $0.3 million due to timing of payments; and other current liabilities increased $2.0 million primarily related to the payment of operating taxes and other annual payments not made until later in the year.

Our cash flows used in investing activities for the nine months ended September 30, 2011 were $50.1 million, of which approximately $48.8 million was used for the purchase of property and equipment comprised of (i) $12.5 million for the FiberNet network infrastructure and integration, (ii) $23.3 million for success-based customer and network expansion, (iii) $9.3 million for infrastructure upgrades and network sustainment and (iv) and $3.7 million for expansion and upgrades related to the RUS grant. Our cash flows used in investing activities for the nine months ended September 30, 2011 also included $1.3 million due from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the nine months ended September 30, 2011.

Our cash flows used in investing activities for the nine months ended September 30, 2010 were $29.8 million used for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, including those in our new territories from the Allegheny Energy, Inc. fiber acquisition, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services.

Excluding additional capital expenditures relating to information technology discussed below, we currently expect capital expenditures for 2011 to be in the range of $59 million to $61 million, including approximately $6 million of one-time costs related to the integration of FiberNet. Our remaining capital expenditures will be targeted to fund growth and network support in the new FiberNet regions, provide normal network facility upgrades for our RLEC operations, support the projected growth of our Competitive segment voice and data offerings, including strategic fiber builds, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home and growth in IPTV-based video subscribers and revenues. NTELOS will incur one-time investments to split shared systems and create a new information technology infrastructure prior to the Separation.

Net cash used in financing activities for the nine months ended September 30, 2011 aggregated $8.6 million, which primarily represents the following:

•	$6.4 million net borrowings from NTELOS Inc.;

•	$14.1 million used for dividends to NTELOS Communications Inc.; and

•	$0.8 million payments under capital lease obligations.

Net cash used in financing activities for the nine months ended September 30, 2010 aggregated $13.3 million, which primarily represents the following:

•	$11.7 million net borrowings from NTELOS Inc.;

•	$24.7 million used for dividends to NTELOS Communications Inc.; and

•	$0.3 million payments under capital lease obligations.

As of September 30, 2011, we had approximately $8.5 million in cash and restricted cash and working capital (current assets minus current liabilities) of approximately $0.8 million. Of the total cash on hand as of September 30, 2011, $8.1 million represents previously mentioned pledged deposits for our RUS grant and $0.4 million represents unrestricted cash.

Our RLEC paid dividends of $14.1 million and $24.7 million to NTELOS Communications Inc., a subsidiary of NTELOS, in the nine months ended September 30, 2011 and 2010, respectively, in accordance with the requirements of NTELOS Inc.’s senior secured credit facility. After the Business Separation, our RLEC will no longer be a subsidiary of NTELOS Communications Inc.; such dividend will be paid to us in accordance with our anticipated senior secured credit facility.

As discussed in Notes 2 and 8 of the footnotes to the unaudited condensed combined financial statements and previously in this Management’s Discussion and Analysis, certain events and actions taken or which could be taken by the FCC and telecommunication carriers that we interconnect with may have a significant negative impact on our future cash flows from the RLEC segment. However, we believe that our cash flow from operations will be sufficient to satisfy our foreseeable working capital requirements and capital expenditures for more than 12 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to seek additional financing in the future.

On October 31, 2011, we received $340 million of the $370 million new senior secured credit facility (leaving $30 million of undrawn revolver), $315 million of which was used to settle intercompany debt obligations owed to NTELOS Inc. and to fund NTELOS Inc.’s mandatory repayment on its credit facility. After paying approximately $4.8 million in arrangement fees, upfront fees, legal fees and other customary expenses, we netted $20.2 million of cash which we will use as normal working capital reserves. In 2012, we have a required principle of $2.0 million due on this facility.

After considering the cost to service the Credit Facility as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend following the Business Separation. All decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under our credit agreement, applicable law and other factors our board deems relevant. On November 4, 2011, our board of directors declared a dividend in the amount of $0.14 per share which is to be paid on January 14, 2012 to stockholders of record on December 16, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-A, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this EITF modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. EITF 10-A is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. Upon adoption of the EITF, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The impact of this EITF is not material to the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2011.

In December 2010, the FASB ratified the consensus reached by the task force in EITF 10-G, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. EITF 10-G specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. EITF 10-G also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. EITF 10-G is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. The Company is required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company is currently assessing the impact of ASU No. 2011-04 on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its financial statements for the fiscal year beginning January 1, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will apply the requirements of this ASU to its goodwill impairment testing beginning with the fiscal year beginning January 1, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. As of September 30, 2011 we had $187.9 million in long-term intercompany debt, all of which is due to NTELOS Inc. Pro forma for the effects of the Business Separation (Note 10), we had $170.8 million in intercompany debt due to NTELOS Inc. We paid the $170.8 million balance on the effective date of the Business Separation (October 31, 2011) by entering into a $370 million post-Business Separation credit facility, inclusive of a $60 million senior secured five year revolving credit facility (the “Revolver”), a $110 million senior secured five year amortizing term loan (the “Term Loan A”) and a $200 million senior secured six year amortizing term loan (the “Term Loan B”) (Note 4). On October 31, 2011, we received $340 million of our $370 million senior credit facility. Pricing of the Credit Facility is LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate.

We are required to enter into an interest rate hedge on 50% of the term loans (approximately $155 million) prior to January 1, 2012. Provided we elect not to hedge above this amount, we will be exposed to interest rate risk on the remaining $185 million (before considering any required or voluntary principle payments).

We do not purchase or hold any financial derivative instruments for trading purposes.

At September 30, 2011, our financial assets in the combined balance sheets included unrestricted cash of $0.4 million. Other securities and investments totaled $0.1 million at September 30, 2011.

The following sensitivity analysis indicates the impact at September 30, 2011, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value		Estimated fair value assuming noted decrease in market pricing		Estimated fair value assuming noted increase in market pricing
Intercompany debt	$187,866	$	N/M	$	N/M	$	N/M
Capital lease obligations	2,201		2,201		2,421		1,981

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to our billings to other carriers for access to our network (see Note 8 to Notes to Unaudited Condensed Combined Financial Statements included herein). We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-12B/A Registration Statement filed with the SEC on October 17, 2011, which could materially affect our business, financial condition or future results. The risks described in the Form 10-12B/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our information statement on our Form 10-12B/A Registration Statement filed with the SEC on October 17, 2011.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of James A. Hyde, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certificate of Harold L. Covert, Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certificate of James A. Hyde, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Harold L. Covert, Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMOS NETWORKS CORP.

Dated: November 8, 2011	By:	/s/ James A. Hyde
James A. Hyde
Chief Executive Officer

Dated: November 8, 2011	By:	/s/ Harold L. Covert
Harold L. Covert
Chief Financial Officer