Form 10-K
period 2011-12-31
Lumos Networks Corp.
filed 2012-03-23
CIK 1520744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 001-35180

Lumos Networks Corp.

(Exact name of registrant as specified in its charter)

Delaware	80-0697274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lumos Plaza, Waynesboro, Virginia 22980

(Address of principal executive offices) (Zip Code)

(540) 946-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the Registrant’s common stock was not publicly traded and accordingly its aggregate market value was $0.

There were 21,276,616 shares of the registrant’s common stock outstanding as of the close of business on March 16, 2012.

DOCUMENTS INCORORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2012 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.

2011 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Item 1.	Business.

Separation from NTELOS Holdings Corp.

On October 31, 2011, Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) became an independent, publicly traded company as a result of our spin-off from NTELOS Holdings Corp. (“NTELOS”). On October 14, 2011, NTELOS announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks Corp., which operated NTELOS’s wireline operations (the “Business Separation”). Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of common stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS stockholders of record as of the close of business on October 24, 2011, the record date (the “Distribution”). On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS common stock outstanding, on a post-Reverse Stock Split basis. As of November 1, 2011, our common stock publicly trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS.”

Lumos Networks Overview

We are a fiber-based network service provider in the Mid-Atlantic region. We have a six state regional presence in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky, with an approximate 5,800 route-mile fiber-optic network as of December 31, 2011. We serve a wide range of customers, including telecommunication carriers, enterprise and other business customers and residential customers over a dense fiber network offering data, voice, and IP-based services utilizing an on-network service strategy.

We have two reportable business segments, which conduct the following principal activities:

•

Competitive—high capacity transport services, data and voice services marketed primarily to enterprise customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation and wholesale carriers’ carrier operations; and

•

Rural Local Exchange Carrier (“RLEC”)—wireline communications services offered to residential and enterprise customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties.

Our primary objective is continued growth and profitability by being the preferred provider of high bandwidth data products in our six state region. Our strategy is to (i) leverage our network assets with sales of data and IP based services to new and existing regional enterprise and government customers; (ii) expand the Competitive segment to add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the RLEC customer base with additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

We also follow a strategy of being first to offer in our regional markets technology and services first introduced in metropolitan areas by large national service providers, including high speed transport, wavelengths and Metro Ethernet. Our tradition of service and innovation and our diversified portfolio of products are attractive to carriers with needs for transport and fiber to the cell site and to regional enterprise customers seeking high quality data and IP services and interconnection to data centers in the region.

For detailed financial information about our business segments, see Note 4 to the audited consolidated financial statements contained in Part II, Item 8. of this Annual Report on Form 10-K and for a detailed review of our financial performance and results of operations by business segment, see Part II, Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

We conduct all of our business through our wholly-owned subsidiary Lumos Networks Operating Company and its subsidiaries. Our principal executive offices are located at One Lumos Plaza, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-2000.

Business Segments

Competitive

The Competitive segment was launched in 1998 offering voice service but now focuses on data and IP based services. As of December 31, 2011, the Competitive business currently serves more than 100 areas in Virginia, West Virginia and portions of Pennsylvania, Maryland, Ohio and Kentucky over an approximately 5,800 route-mile fiber network. We market and sell data transport, IP-based services and voice services almost exclusively to business and carrier customers. As of December 31, 2011, we had approximately 122,000 CLEC lines and approximately 35,700 broadband network connections in service, of which approximately 95% are business lines. We also finished the year with over 98% broadband capability in our RLEC markets. Revenues from the Competitive segment accounted for approximately 75%, 61% and 54% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Pro forma to include the FiberNet acquisition for the year ended December 31, 2010, the Competitive segment accounted for approximately 73% of our total revenue.

The Competitive operations are based on an “edge-out” strategy that seeks to take advantage of our fiber network and established RLEC back-office systems in order to deliver a high incremental return on investment to our core business. Technicians, vehicles, operations and support systems, network planning and engineering, billing and core network assets are shared between our segments.

In addition to utilizing a successful “edge-out” strategy, our Competitive business has also benefited from a commitment to an “on-net” access strategy for a true facilities-based approach. We have been disciplined in our decision to expand the Competitive network and generally require proven customer demand before we make such investment decisions. In addition to the higher-margin revenues that are characteristic of on-net expansion, we have also been able to deliver other competitive services such as high-bandwidth internet access and Metro Ethernet transport services as a direct result of on-net connectivity growth. Our dedication to the facilities-based strategy, combined with our commitment to customer service, has proven successful in attracting large customers in key vertical markets. Specifically, the education, healthcare, financial, and government sectors have been particularly receptive to our Competitive business model.

Through our wholesale carriers’ carrier network, we offer other carriers access to our approximately 5,800 route-mile fiber network which provides connectivity to regional cities, carrier switches and cell sites across the Mid-Atlantic region. We sell backhaul services to major wireline and wireless carriers including connectivity to cell sites located near our fiber network in our Competitive and RLEC markets. We finished 2011 with almost 150 cell sites connected to our network and have plans to more than double that total in 2012. Through interconnections with other regional fiber networks, we are able to extend our network east to Richmond, Virginia and south to areas in north central North Carolina.

We have also invested in fiber-to-the-home, which passed approximately 14,800 homes as of December 31, 2011. The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve. While our RLEC subsidiary owns the fiber, the products are sold through the Competitive segment. The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment. The intercompany revenue is eliminated in our consolidated statements of operations.

RLEC

Our incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and enterprise customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of December 31, 2011, we operated approximately 33,200 RLEC telephone access lines, 3,700 of which are fiber-fed and have IPTV-based video services and broadband Internet access with speeds up to 20Mbps (approximately 25% penetration of homes passed). In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project in Alleghany is expected to cost $16 million, 50% ($8 million) of which is being funded by the grant from the federal government. The project is required to be completed in 2015.

We anticipate significant access revenue declines in the RLEC segment as a result of recent actions taken by applicable regulatory authorities, principally the Federal Communications Commission (“FCC”) and the Virginia State Corporation Commission (“SCC”). Access revenue also will be negatively impacted by network grooming by carriers, which commenced in 2011 and is expected to continue in 2012 and beyond. On November 18, 2011, the FCC released a significant order on access reform and Universal Service Fund (“USF”) reform. In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time (see Access Charges and Universal Service in “Regulation”).

Products and Services

We offer a wide variety of voice services to our RLEC and Competitive customers, including:

Voice Service	• Business and residential telephone local and long distance service for the Competitive and RLEC customer base including calling features

Primary Rate ISDN Services	• High capacity connections between customers’ private branch exchange, or PBX, equipment and public switched telephone network

In addition to traditional voice services, we provide broadband and data services including:

High-Speed DSL Access	• DSL technology that enables a customer to receive high-speed Internet access through a copper telephone line at speeds up to 6 Mbps

Broadband XL	• High speed Internet access over fiber available in portions of our RLEC markets at speeds from 10 to 20 Mbps

Video

•    IPTV-based video services with 300 channels, including 67 high definition, and video-on-demand and DVR capability

•    Available in new subdivisions and overbuild areas within the RLEC and in one area in each of Lynchburg, Harrisonburg and Staunton, Virginia

•    Powered by Microsoft Mediaroom IPTV platform

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region over our fiber optic network

• Used by wireless carriers as backhaul replacement for private line services for migration to 4G network services

• Speed ranging from 1.5 Mbps to 1 Gbps

IP Services

•    IP-enabled product offerings that combine voice and data services over a dedicated broadband facility utilizing VoIP protocols

•    Allows customers to dynamically allocate bandwidth to maximize voice and data transmissions

•    Enables advanced features such as simultaneous ring, remote office, business continuity and fixed mobile convergence

•    Product offerings include Integrated Access, IP Centrex, and IP Trunking

High-capacity Private Line Service and Wavelength Services

•    High-capacity, non-switched facilities provided to end users and carriers for voice and data applications. Wavelength technology is a means to efficiently utilize fiber in broadband applications and provide high-capacity bandwidth

Sales, Marketing and Customer Care

The Competitive and RLEC segments share sales, marketing, and customer care resources. We seek to capitalize on technology leadership, positive service reputation and local presence of sales and service personnel in our marketing efforts. We have retail presence located in Waynesboro, Daleville and Covington, Virginia to allow walk-in payments and sell new services to RLEC customers. Customer care is provided through call centers which are located in Waynesboro and Daleville, Virginia and Charleston, West Virginia. The call center operation is supported by an integrated systems infrastructure and automated linkages to our billing, operations, and engineering systems. We provide customer care and operations representatives with incentives to up-sell additional products and features and to retain current customers that may wish to disconnect services.

We serve three groups of customers: RLEC residential and small businesses, mid-size and larger regional businesses within the Competitive and RLEC areas, and regional and national wireline and wireless carriers. For RLEC residential and small businesses, we focus our marketing efforts on selling bundled services and higher revenue-generating services to maximize penetration, average monthly revenues-per-unit-in-service (“ARPU”) and retention. We use Salesforce.com to manage our opportunities within all of our sales channels. We have an inside sales and customer service team that works to retain customers and offer additional revenue-generating services, including residential and small business voice, broadband and IPTV services. We also have a team of service professionals who focuses on proactively contacting customers near renewal dates and working to retain customers who call in to discontinue service. For mid-size and regional firms, we offer voice, basic and high capacity broadband data services and advanced IP-based services, including Metro Ethernet. We retain account executives to cultivate relationships with these customers to meet their integrated communications needs and provide state of the art communication and network solutions. We strive to drive scale for on-net connectivity to control service quality and maximize the return on our network investments. The wholesale business offers transport, interconnection and fiber-to-the-cell site services to regional and national carriers throughout our six state region.

Plant and Equipment

Our network includes two Alcatel-Lucent 5ESS digital switches, which provide end-office functions for both the RLEC and Competitive businesses in Virginia. Our Waynesboro, Virginia switch also acts as an access tandem for our RLEC and Competitive segments and portions of other carriers’ traffic. Another Alcatel-Lucent 5ESS digital switch located in Charleston, West Virginia, supports the Competitive business in West Virginia. We have seven remote switching modules deployed throughout our RLEC territory and three more supporting our Competitive areas. VITAL, a company for which we serve as the managing partner, acts as a regional node on TNS’s (an inter-operability solution provider) nationwide SS7 network using a pair of Tekelec signal transfer points located on our premises.

We use Alcatel-Lucent, Tellabs, Adtran and Cisco digital loop carriers and Digital Subscriber Line Access Multiplexer throughout our RLEC and Competitive networks to provide voice and broadband access services. Our centralized network operations center monitors data networks on a continuous basis using IBM-based network management systems. We provide native Ethernet data services via our 10Gig core Cisco Systems, Inc. data network and IP-enabled voice services using soft switches from Cisco Systems, Inc. and Metaswitch. Enhanced IP services are delivered via feature servers provided from Broadsoft. We have also deployed a Head-End utilizing a combination of Tandberg, Cisco and Motorola hardware and we utilize Microsoft’s Mediaroom software to deliver IPTV-based video services.

Competition

Several factors have resulted in increased competition in the landline telephone market, including:

•	expansion of wireless networks and pricing plans which offer very high usage at a fixed cost, resulting in wireless substitution;

•	IP-based voice and data services offered by incumbent cable companies;

•	technological advances in the transmission of voice, data and video;

•	development of fiber optics, wireless data and IP technology; and

•	legislation and regulations, including the Telecommunications Act of 1996, designed to promote competition.

As the RLEC for Waynesboro, Clifton Forge and Covington and portions of Alleghany, Augusta and Botetourt Counties, Virginia, we have competition from cable companies and are subject to competition from wireless carriers. A portion of residential customers moving into our service area do not purchase landline phone service. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. Voice over Internet Protocol (“VoIP”) based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections). To minimize potential competition in the RLEC markets, we offer fiber-to-the-home and a variety of bundled services for broadband, voice and video.

Our Competitive operations compete primarily with ILECs, incumbent cable operators, and to a lesser extent CLECs. We also face competition from potential future market entrants. In the last year, we have seen increasing competition from the cable operators and ILECs for metro-Ethernet services to mid-size businesses. To be competitive, we position our company as a leading edge provider with a full portfolio of broadband and IP-based services and the theme that our “technology comes with people.”

The Internet industry is characterized by the absence of significant barriers to entry and the rapid growth in Internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	local, regional and national Internet service providers such as AT&T, Level 3, Verizon, Zayo, Frontier, Windstream and CenturyLink;

•	cable modem services offered by incumbent cable providers such as Comcast, Shentel, Cox, Time Warner and Suddenlink;

•	wireless providers offering services based on EV-DO, Worldwide Interoperability for Microwave Access (“Wi-Max”) or other technologies; and

•	small local providers in southwest Virginia enabled by the Virginia Tobacco Commission investment in fiber optic infrastructure.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for Internet services, causing us to reduce, or preventing us from, raising our fees.

Employees

As of December 31, 2011, we employed 518 full-time and 6 part-time employees. Of these employees, 67 are covered by a collective bargaining agreement that expires June 30, 2014. We believe that we have good relations with our employees.

Access to Public Filings

We routinely post important information on our website at www.lumosnetworks.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://ir.lumosnetworks.com. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Regulation

The following summary does not describe all present and proposed federal and state legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. See “Risk Factors” elsewhere in this report.

Regulation Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the federal Telecommunications Act, the FCC has jurisdiction over interstate and international common carrier services. In 1996, Congress enacted the Telecommunications Act of 1996 which amended the Communications Act and mandated significant changes in telecommunications rules and policies to promote competition, ensure nationwide availability of telecommunications services and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops. As a result, the FCC has jurisdiction over certain aspects of local interconnection between carriers.

In addition to FCC regulation, our communications services are regulated to different degrees by state public service commissions and by local authorities. Such local authorities have jurisdiction over public rights-of-way and video and telecommunications franchises.

Intercarrier compensation includes regulated interstate and intrastate access charges that we and other ILECs and CLECs receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls. On average, intrastate switched access charges, which are currently regulated by state public utility commissions, are generally higher than interstate switched access charges, which are regulated by the FCC, and in turn interstate switched access charges are generally higher on a per-minute basis than are reciprocal compensation rates.

Our operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers and that govern procedures for release of such information. On November 1, 2008, the Federal Trade Commission’s “Red Flag” rules went into effect and the Federal Trade Commission began to enforce those rules on December 31, 2010. Among other requirements, the Red Flag Rules require that companies develop and implement written Identity Theft Prevention programs. The Federal Trade Commission is considering additional regulations governing on-line behavioral marketing and consumer privacy. Congress, federal agencies and states also are considering imposing additional requirements on entities that possess consumer information to protect the privacy of consumers.

Many of the services we offer are unregulated or subject only to minimal regulation. Internet services are not considered to be common carrier services, although the regulatory treatment of certain Internet services, including VoIP services, is evolving and still uncertain. To date, the FCC has, among other things, directed providers of certain VoIP services to offer E-911 emergency calling capabilities to their subscribers, applied the requirements of the Communications Assistance for Law Enforcement Act, or CALEA, to these VoIP providers, determined that the VoIP providers are subject to federal universal service assessments and must pay access charges at interstate rates. The FCC has preempted states from exercising entry and related economic regulation of nomadic VoIP providers but the FCC has not preempted state regulation of fixed VoIP service commonly offered by cable operators.

Federal Regulation of Interconnection and Interexchange Services

The Communications Act requires all common carriers to interconnect on a non-discriminatory basis with other carriers, imposes additional requirements on incumbent local exchange carriers (such as our RLEC’s), and imposes even more comprehensive requirements on the largest ILECs. The large ILECs are required to provide to our CLECs and other competitors physical collocation to allow competitors to place qualifying equipment in ILEC central offices; to unbundle some of their services into unbundled network elements (“UNE”) at “forward looking” rates, permit resale of some of their services, provide access to poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation for the transport and termination of local traffic. In order to obtain access to an ILEC network, a CLEC must negotiate an interconnection agreement or “opt-in” to an existing interconnection agreement. These agreements cover, among other items, reciprocal compensation rates and required UNEs. If the parties cannot agree on the terms of an interconnection agreement, the matter is submitted to the applicable state public utility commission or to the FCC, as appropriate, for binding arbitration. The obligations of the large ILECs to provide these network facilities and services are in flux and could be further altered or removed by new legislation, regulations or court order.

ILEC operating entities that serve fewer than 50,000 lines are defined as “rural telephone companies” under the Communications Act and are exempt from the additional requirements applicable to the large ILECs unless and until such exemption is removed by the state regulatory body. Each of our RLEC operations is considered separately and each is currently exempt from the requirements imposed on the largest ILECs. Lumos Telephone Inc. is an “average schedule” company for purposes of interstate access charges. Lumos Telephone Inc. participates in the common line pool tariff administered by the NECA and therefore charges subscriber line charges computed by NECA, but files its own traffic sensitive (i.e., “per-minute”) tariff to establish interstate access rates applicable to switching and transport of telecommunications traffic. R&B Telephone Company is a “rate-of-return” company for purposes of interstate access charges and participates in NECA’s common line pool and NECA’s traffic sensitive pool.

Access Charges and Universal Service

The FCC has reformed and continues to reform the structure of the federal access charge system. On November 18, 2011, the FCC released a significant order on access reform and USF reform. In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time. The FCC therefore adopted a uniform national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with any local exchange carrier. Price Cap carriers will be at bill-and-keep in eight years and Rate-of-Return carriers will be at bill-and-keep in 11 years.

In the initial phase of the transition to bill-and-keep, intrastate end office switching rates for terminating traffic, carrier common line charges on terminating traffic, and certain intrastate, transport rates associated with terminating traffic are to be brought to interstate rates “within two steps by July 2013.” VOIP providers must begin paying access charges at the federal rate level. The FCC has issued a further Notice of Proposed Rulemaking to seek comment on, among other things, the treatment/transition for originating access and for the transport elements not included in the initial order.

The FCC will permit carriers to raise end user rates to recover a portion of the loss in access charge revenues. This mechanism is the Access Recovery Charge (“ARC”). The maximum ARC for residential customers will be $3 per month after six years. Multi-line business customers will have their Subscriber Line Charge and ARC combined capped at $12.20 per line. In addition, RLECs will be able to recover a portion of lost access revenues from a new Connect America Fund (“CAF”). This recovery will be calculated initially based on fiscal year 2011 switched access revenues and reciprocal compensation revenues and that baseline will decline at five percent annually.

In the order, the FCC established an annual cap on the “high cost” portion of USF of $4.5 billion per year in each of the next six years. This $4.5 billion will be the sole funding source for the existing support mechanisms (high-cost loop, switching support, safety net, etc.); and for the CAF. The FCC has designated approximately $2 billion of the $4.5 billion annually from this fund for RLECs through 2017.

The order also affects our Competitive operations. CLECs are required to “mirror” the access charges of the large ILECs in whose service area the CLEC competes. As the large ILECs move toward bill-and-keep for access charges, our CLECs will be mirroring those reductions. In addition, our legacy FiberNet operations in West Virginia have been designated as an Eligible Telecommunications Carrier and receives USF funding. USF funding for CLECs will decrease by 20% annually and thus be eliminated in five years.

Intercarrier compensation reform will result in significant decreases in the access charge revenues received by our rural telephone companies.

Net Neutrality. Proposals in Congress and at the FCC that would regulate the manner in which providers of high-speed Internet service may manage their networks or utilize data from their customers could affect our ability to manage our network and market IP-based value-added services to our customers. These proposals are sometimes referred to as “Internet regulation” or “net neutrality” proposals. It is uncertain whether any such regulations will be adopted or enforcement actions taken, and if so, what impact they may have on our business. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management techniques. On December 23, 2010, the FCC adopted “net neutrality” rules requiring fixed and mobile broadband Internet service providers (ISPs) to be transparent about their service terms, service performance, and network management practices; prohibiting fixed broadband ISPs from blocking lawful content, applications, services, or nonharmful devices, except as required for reasonable network management; prohibiting mobile broadband ISPs from blocking lawful websites or applications that compete with their voice and video services; and prohibiting fixed broadband ISPs from engaging in unreasonable discrimination with respect to the transmission of Internet traffic. These net neutrality rules are the subject of an appeal in the federal courts.

State Regulation of RLEC, CLEC and Interexchange Services

Most states require wireline telecommunications providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate RLEC rates for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. RLECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Our RLECs are subject to regulation in Virginia by the SCC. Our tariffs are approved by and on file with the SCC for RLEC services in our certificated service territory in and around Waynesboro and Covington, Virginia and in portions of Alleghany, Augusta, and Botetourt Counties, Virginia. In addition, the SCC establishes service quality requirements applicable to RLECs, including ours, and resolves disputes involving intrastate communications services.

In its 2010 session, the Virginia General Assembly enacted legislation requiring all Virginia local exchange carriers to eliminate carrier common line charges from their interstate access charges. For our two ILECs, the SCC approved the schedule for reducing and eliminating these charges beginning on January 1, 2012 and completely eliminating carrier common line charges by January 1, 2015.

In Virginia and West Virginia, CLECs’ intrastate switched access charges are capped at the higher of the CLEC’s interstate switched access charge or the intrastate switched access charge of the ILEC (or the average of all ILECs) providing service in the territory served by the CLEC. The Telecommunications Act preempts state statutes and regulations that restrict entry into the telecommunications market. As a result, we can provide the full range of competitive intrastate local and long distance services in all states in which we currently operate and in any states into which we may expand. We are certificated as a CLEC in Virginia, West Virginia, Pennsylvania, Maryland, Ohio and Kentucky. Although we file tariffs covering our CLEC services, our rates for such CLEC services generally fluctuate based on market conditions.

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or telecommunications franchises to install or expand facilities. Video franchises are also required for our video services. We obtain such permits and franchises as required.

The 2006 Virginia Cable Act provides for “negotiated” CATV franchises and “ordinance” CATV franchises. All new entrants must first attempt to negotiate a cable franchise with a locality. Should the negotiations not result in the granting of a franchise during a 45-day negotiation period, the applicant can elect to accept a default ordinance cable franchise that authorizes the applicant to begin offering CATV services 75 days after the initial negotiated franchise request, subject to the applicant abiding by certain requirements set forth in the statute. In September of 2006, we obtained a negotiated franchise in Waynesboro and an ordinance franchise in Botetourt County. Augusta County does not have a franchise requirement and, accordingly, we did not need to obtain a franchise prior to offering video services in Augusta County. In October of 2007, we obtained a negotiated franchise in Lynchburg for a new mixed-use residential development called Cornerstone. On January 12, 2009, we requested a negotiated franchise in Harrisonburg for a residential development called Liberty Square, but Harrisonburg has failed to act on that request. In 2010, we obtained video franchises from the City of Staunton for the Gypsy Hill Development and from Alleghany County, Covington, Clifton Forge, and Iron Gate.

Retransmission Consent. Local television stations may require that a video provider obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from video providers for the right to carry the station’s signal.

Item 1A.	Risk Factors.

RISK FACTORS

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks.

Risks Relating to Our Business

The telecommunications industry is generally characterized by rapid development, introduction of new technologies, substantial regulatory changes and intense competition, any of which could cause us to suffer price reductions, customer losses, reduced operating margins and/or loss of market share.

The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	rapid development and introduction of new technologies and services, such as VoIP, high speed data services, or other technologies;

•

substantial regulatory change due to the continuing efforts of the FCC to reform intercarrier compensation, to modify USF availability, and to limit availability of UNEs used by CLECs under the Telecommunications Act of 1996;

•	increased competition within established markets from current and new market entrants that may provide competing or alternative services;

•	an increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access wider geographic markets; and

•	the blurring of traditional dividing lines between, and the bundling of, different services, such as local telephone, long distance, wireless, video, data and Internet services.

We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these trends may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing and to attract new customers. Many of our voice and data competitors, such as cable providers, wireless service providers, Internet access providers and long distance carriers have brand recognition, a national presence and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

As competition develops and technology evolves, federal and state regulation of the telecommunications industry continues to change rapidly. We anticipate that this state of regulatory flux will persist in the future, as the FCC and state regulators respond to competitive, technological, and legislative developments by modifying their existing regulations or adopting new ones.

Taken together or individually, new or changed regulatory requirements affecting any or all of the local and long distance industries may harm our business and restrict the manner in which we operate our business. The enactment of adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. For a discussion of recent developments in this area, see the “Regulation” section above.

Adverse economic conditions may harm our business.

Economic conditions may not improve or may decline further for the foreseeable future. Unfavorable economic conditions, including the recession and recent disruptions to the credit and financial markets, could cause customers to slow spending. If demand for our services decreases, our revenues would be adversely affected and churn may increase. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

We are also susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers could also adversely affect vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our business, financial position, results of operating and cash flows.

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net operating performance.

As of December 31, 2011, we had goodwill and other intangible assets of approximately $146 million (approximately 29% of total assets), which amount is reflective of a reduction of approximately $65 million in 2011 in connection with asset impairment charges totaling $86 million. If the impact or the timing of ongoing regulatory reform actions are significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an additional impairment charge, which would lead to a decrease in the company’s assets and reduction in net income. We test goodwill and other indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite lived intangible asset and the implied fair value of the asset in the period in which the determination is made. The testing of goodwill and indefinite lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

Our rural local telephone company subsidiaries face substantial competition from competitors that are less heavily regulated than we are, which could increase our expenses or force us to lower prices, causing our revenues and operating results to decline.

As the rural local telephone companies for the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt Counties, Virginia, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are. Our rural telephone company subsidiaries qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations of the Telecommunications Act, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers. Nevertheless, our rural telephone company subsidiaries face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers. For example, wireless providers and cable companies continue to increase their market share and pose a significant competitive risk to our business. Comcast has introduced wireline digital voice services to its cable customers in Charlottesville and other Virginia markets, including in Waynesboro and Augusta County in May 2008, and it may offer these services in our Botetourt County service area in the future. Shenandoah Telecommunications Company purchased the cable property overlapping our RLEC territory in Clifton Forge and Covington, Virginia and began offering digital voice and data services to its customers in these markets during 2010. Wireless carriers provide services used by a growing number of customers as a substitute for wireline voice services.

Wireless carriers, cable companies and other VoIP providers are able to compete with our rural telephone company subsidiaries even though the “rural exemption” under the Telecommunications Act is in place. If our rural exemption were removed, CLECs could more easily enter our rural telephone company subsidiaries’ markets. Moreover, the regulatory environment governing wireline local operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, wireless competition, cable competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of approximately 2,200 access lines in the year ended December 31, 2011, or 6.3% of our access lines served at the end of 2010. A continued net loss of access lines would impact our revenues and operating results.

Our rural telephone company subsidiaries are subject to several regulatory regimes and consequently face substantial regulatory burdens and uncertainties.

The SCC imposes service quality obligations on our rural telephone company subsidiaries and requires us to adhere to prescribed service quality standards, but many of our competitors are not subject to these standards. These standards measure the performance of various aspects of our business. If we fail to meet these standards, the SCC may impose fines or penalties or take other actions that may impact our revenues or increase our costs. The FCC may also impose fines and forfeitures for failure to comply with FCC rules and requirements.

Many of our competitors are unregulated or less heavily regulated than we are. For example, VoIP technology is used to carry voice communications services over a broadband Internet connection. The FCC has ruled that VoIP services are jurisdictionally interstate and that some VoIP arrangements (those not using the Public Switched Telephone Network) are not subject to regulation as telephone services. In 2006, the FCC expanded the base of USF contributions by extending universal service contribution obligations to providers of VoIP service interconnected to the Public Switched Telephone Network. The United States Supreme Court upheld the FCC’s ruling that cable broadband Internet services are not subject to common carrier telecommunications regulation.

Regulatory developments at the FCC and the Virginia SCC will reduce revenues that our rural telephone company and Competitive subsidiaries receive from network access charges.

For the years ended December 31, 2011 and 2010, approximately $24 million and $28 million, respectively, of our rural telephone company subsidiaries’ revenues came from network access charges paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us. The amount of access charge revenues that we receive is based on rates set by the FCC for interstate long distance calls and the SCC for intrastate long distance calls. Such access rates are subject to change. Our federal access rates are periodically reset by the FCC, and our interstate access rates were subject to a biennial reset on July 1, 2011, which resulted in a reduction of these rates. This rate reset resulted in a $1.2 million reduction in revenue during the second half of 2011. The SCC is currently reducing our access rates to eliminate the Carrier Common Line Charge and could conduct further access reform proceedings or rate cases and earnings reviews, all of which could result in rate reductions. In addition, the Virginia General Assembly could pass legislation mandating intrastate access charge reductions.

On October 27, 2011, the FCC adopted a significant order on access reform and USF reform. In the order, which was released on November 18, 2011, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time. The FCC therefore adopted a uniform national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with any local exchange carrier. Price Cap carriers will be at bill-and-keep in eight years and Rate-of-Return carriers will be at bill-and-keep in 11 years.

In the initial phase of the transition to bill-and-keep, intrastate end office switching rates for terminating traffic, carrier common line charges on terminating traffic, and certain intrastate transport rates associated with terminating traffic are to be brought to interstate rates within two steps by July 2013. VOIP providers must begin paying access charges at the federal rate level. The FCC has issued a further Notice of Proposed Rulemaking to seek comment on, among other things, the treatment/transition for originating access and for the transport elements not included in the initial order.

The FCC will permit carriers to raise end user rates to recover a portion of the loss in access charge revenues. This mechanism is the Access Recovery Charge. The maximum ARC for residential customers will be $3 per month after six years. Multi-line business customers will have their Subscriber Line Charge and ARC combined capped at $12.20 per line. In addition, RLECs will be able to recover a portion of lost access revenues from a new Connect America Fund. This recovery will be calculated initially based on fiscal year 2011 switched access revenues and reciprocal compensation revenues and that baseline will decline at five percent annually.

In the order, the FCC established an annual cap on the “high cost” portion of USF of $4.5 billion per year in each of the next six years. This $4.5 billion will be the sole funding source for the existing support mechanisms (high-cost loop, switching support, safety net, etc.); and for the CAF. The FCC has designated approximately $2 billion of the $4.5 billion annually from this fund for RLECs through 2017.

The order also affects our Competitive operations. CLECs are required to “mirror” the access charges of the large ILECs in whose service area the CLEC competes. As the large ILECs move toward bill-and-keep for access charges, our CLECs will be mirroring those reductions. In addition, our legacy FiberNet operations in West Virginia have been designated as an Eligible Telecommunications Carrier and receives USF funding. USF funding for CLECs will decrease by 20% annually and thus be eliminated in five years.

Regulatory developments at the FCC will reduce revenues that our rural telephone company subsidiaries receive from the federal Universal Service Fund or other fund allocations.

For the years ended December 31, 2011 and 2010, we received approximately $5.0 million and $5.1 million, respectively, in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. Additionally, for the years ended December 31, 2011 and 2010, we received approximately $2.6 million (net) and $2.9 million (net), respectively, from other National Exchange Carrier Association, or NECA, pool distributions to compensate us for a portion of our interstate costs. In its November 18, 2011 order, the FCC established an annual cap on the “high cost” portion of USF of $4.5 billion per year in each of the next six years. This $4.5 billion will be the sole funding source for the existing support mechanisms (high-cost loop, switching support, safety net, etc.) and for the CAF. The FCC has designated approximately $2 billion of the $4.5 billion annually from this fund for RLECs through 2017. It is unknown whether that $2 billion will be sufficient to fund these USF programs for all RLECs, including ours.

We have substantial indebtedness, which could restrict our ability to pay dividends and have a negative impact on our financing options and liquidity position.

In connection with the Business Separation, we borrowed $340 million under a senior secured credit facility with certain financial institutions and used the proceeds to fund a working capital cash reserve and to pay $315 million to NTELOS Inc., a subsidiary of NTELOS. Our new indebtedness ($325 million at December 31, 2011) carries interest expense of approximately $13 million annually.

Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities;

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;

•

exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

The ability to make payments on our debt will depend upon our subsidiaries’ future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or eliminating our quarterly cash dividend, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

Our senior secured credit facility imposes operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

Our senior secured credit facility imposes operating and financial restrictions on our subsidiaries. These restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness;

•	restrict our subsidiaries from entering into transactions with affiliates;

•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;

•	impose financial covenants relating to the business of our subsidiaries, including leverage and interest coverage ratios;

•	require our subsidiaries to use a portion of “excess cash flow” (as defined in the debt agreement) to repay indebtedness if our leverage ratio exceeds specified levels;

•	restrict our subsidiaries’ ability to pay dividends or make advances to us, which will restrict our ability to pay dividends; and

•	restrict our subsidiaries’ ability to agree to liens on assets or agreements (such as leases).

We cannot assure you that those covenants will not adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default with respect to the senior secured credit facility. If a default occurs, our indebtedness under the senior secured credit facility could be declared immediately due and payable. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our indebtedness, at or prior to maturity, or enter into additional agreements for senior indebtedness.

If interest rates increase, our net income could be negatively affected.

Our substantial debt exposes us to adverse changes in interest rates. We cannot predict whether interest rates for long term debt will increase, and thus, we cannot assure you that our future interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows. We did enter into interest rate hedges on 50% of the facility through 2014 in order to mitigate this exposure.

Lumos Networks and other industry participants are frequently involved in disputes over issues that, if decided adversely to us, could harm our financial and operational prospects.

We anticipate that we will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting our business. These issues include the administration and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example traffic terminating via wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes. We also may be included in proceedings and arbitrations before state and regulatory commissions, private arbitration organizations, and courts over many issues that will be important to our financial and operation success. In addition, for the Competitive segment, we face potential disputes about facilities available, the prices we will pay for these services and facilities.

Our Competitive operations face substantial competition and uncertainty relating to their interconnection agreements with the ILEC networks and Pole Attachment Agreements with ILECs and with electric utilities in the markets we serve.

Our Competitive operations compete primarily with incumbent local exchange carriers, or ILECs, including Verizon, Frontier Communications Corporation (“Frontier”) and CenturyLink, and, to a lesser extent, CLECs, including Level 3, Zayo, Windstream and Comcast, Cox and other cable companies. We will continue to face competition from other current and future market entrants.

We have interconnection agreements with the ILEC networks covering each market in which our Competitive operations serve. Based on customer growth and our assessment of growth opportunities in these markets, we purchase wholesale voice lines, data circuits and access to collocation facilities under these agreements. From time to time, we are required to negotiate amendments to, extensions of, or replacements for these agreements.

Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to expand our Competitive business in existing and new markets. If rates became unfavorable or we could no longer access collocation facilities, we could be forced to alter our service delivery which could reduce our customer base. As the FCC modifies, changes and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules.

Under federal law, our Competitive operations have a right to use the poles, ducts, and conduits of investor-owned utilities (electric and telephone) at regulated rates for our cables, including fiber optic facilities. Some of the poles we use are exempt from federal regulation because they are owned by utility cooperatives and municipal entities. If the rates, terms and conditions imposed by utilities are unreasonable, or if the utilities do not allow us access to the poles, ducts, and conduits in a timely manner, our business, financial results or financial condition could suffer.

We may not be able to sustain our revenue and cash flow growth despite the acquisition of Fibernet and our investment in fiber routes and metro rings.

We must grow our business and revenue in order to generate sufficient cash flow to fund our operating requirements. We have pursued several growth initiatives including:

•	Acquiring Fibernet;

•	Increasing network investments in our core markets;

•	Upgrading and integrating network assets acquired from Allegheny Energy and FiberNet; and

•	Building fiber to wireless carrier cell sites.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Increase revenues and manage churn in the Fibernet business;

•	Complete customer installations in a timely manner to meet customer demands;

•	Successfully train our sales force to adapt to evolutionary demand for advanced data services;

•	Accurately manage our capital expansion plans; and

•	Remain competitive with customer pricing and service expectations.

Our competitors have substantial business advantages over our Competitive operations, and we may not be able to compete successfully.

Verizon and other large ILECs such as Frontier and CenturyLink dominate the current market for business and consumer telecommunications services and have a virtual monopoly on telephone lines. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names, can diversify their risks across markets nationwide, possess sufficient capital to upgrade existing and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our Competitive markets and, as both our competitors and our suppliers, they have little motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our Competitive customers.

We face substantial competition in our Internet and data services business and face regulatory uncertainty, each of which may adversely affect our business and results of operations.

We currently offer our Internet and data services in rural markets and face competition from other Internet and data service providers, including cable companies. The Internet industry is characterized by the absence of significant barriers to entry and rapid growth in Internet usage among customers. As a result, we expect that our competition will increase from market entrants offering high-speed data services, including DSL, cable and wireless access. Our competition includes cable modem services offered by cable providers; ILECs, such as Verizon, Frontier and CenturyLink in our Competitive territories; and local, regional and national ISPs, both wireline and wireless, including Zayo and Windstream. In addition, wireless carriers are offering 3G and 4G services for internet access.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours. Additionally, competitors may charge less than we do for Internet services, causing us to reduce, or preventing us from raising, our fees.

Our rights to the use of fiber that are part of our network may be affected by the ability to continue long term contracts and the financial stability of our Indefeasible Rights to Use fiber providers.

As of December 31, 2011, approximately 83% of our approximately 5,800 route-mile network is under long term leases or Indefeasible Rights to Use, or IRU, agreements that provide us access to fiber owned by other network providers. These agreements are generally long term and no such agreements are due to expire in 2012. Less than 1% of the IRUs have terms that expire within the next five years. In these agreements, the network owner is responsible for network maintenance for which we pay such network owners. If our network provider under IRU agreements has financial troubles, it could adversely affect our costs, especially maintenance costs and ability to deliver service. We could also incur material expenses if we were required to relocate to alternative network assets.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we would likely face increased costs.

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments, transit authorities and private landowners. We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms. Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks. This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under our credit agreement and may subject us to legal complaints or claims.

Losses or a decrease in usage from certain key customers may result in lower revenues or higher expenses.

We generated approximately 9% and 12% of our operating revenue from Verizon in the years ended December 31, 2011 and 2010, respectively. In addition, we have substantial business relationships with seven other telecommunications carriers. Carriers in the aggregate accounted for approximately 38% of our operating revenues for the year ended December 31, 2011 and approximately 44% of our operating revenues for the year ended December 31, 2010. If we were to lose Verizon or one of these other customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to build out and operate our planned networks, we may experience a material adverse effect on our business.

We require additional capital to build out and operate our network and for general working capital needs. Our aggregate capital expenditures for 2011 were approximately $62 million, approximately $19 million of which represents network infrastructure and integration costs related to the FiberNet acquisition and approximately $2 million of which represents costs related to the Business Separation. We estimate that our capital expenditures for 2012 will be approximately $52 million to approximately $60 million.

Because of our intensely competitive market, we may be required to expand the technical requirements of our network or to build out additional areas within our territories that could result in increased capital expenditures. Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including Alcatel-Lucent, Cisco Systems, Inc. and others. If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

A system failure could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include: physical damage to outside plant facilities; power surges or outages; software defects; human error; disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and failures in operational support systems.

Network disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur additional expenses.

We are dependent on third-party vendors for our information and billing systems. Any significant disruption in our relationship with these vendors could increase our cost and affect our operating efficiencies.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third-party vendors to provide all of our information and processing systems. Some of our billing functions will be provided on a transitional basis by NTELOS. Some of our billing, customer service and management information systems have been developed by third parties and may not perform as anticipated or the third parties may experience interruptions or other problems delivering these systems. In addition, our plans for developing and implementing our information and billing systems rely to some extent on the delivery of products and services by third-party vendors. Our right to use these systems is dependent upon license agreements with third-party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process customer information and/or bill our customers. Since we rely on third-party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.

If we fail to extend or renegotiate our collective bargaining agreements with our labor union when they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor union, which represented 67 employees as of December 31, 2011. Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business. Our collective bargaining agreement expires June 30, 2014.

If or when we lose a member or members of our senior management, our business may be adversely affected.

The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other highly qualified technical and management personnel, including talented sales personnel.

We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The unexpected loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and operating results.

Unauthorized use of, or interference with, our network could disrupt service and increase our costs.

We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of our network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent use.

Security breaches related to our physical facilities, computer networks, and informational databases may cause harm to our business and reputation and result in a loss of customers.

Our physical facilities and information systems may be vulnerable to physical break-ins, computer viruses, theft, attacks by hackers, or similar disruptive problems. If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers. In addition, misuse of our customer information could result in more substantial harms perpetrated by third parties. This could damage our business and reputation, and result in a loss of customers.

Our future financial performance may be worse than the performance reflected in our historical financial information included in this annual report on Form 10-K.

The historical financial information we have included in this annual report on Form 10-K does not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or may not be indicative of what our results of operations, financial position and cash flows may be in the future now that we are an independent company. This is primarily a result of the following four factors:

•

Prior to the Business Separation, our business was operated by NTELOS as part of its broader corporate organization, rather than as an independent company. NTELOS or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, information technology services, human resources, legal, ethics and compliance program administration, investor relations, certain governance functions (including internal audit) and external financial reporting. Our historical and pro forma financial statements reflect allocations of corporate expenses from NTELOS for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly-traded company;

•	Our historical financial information does not reflect the increased level of debt and the related increase in interest expense that we incurred as part of the Business Separation;

•

Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with the other businesses of NTELOS. The short-term transition agreements that govern certain relationships between us and NTELOS may not capture all the benefits our business enjoyed as a result of being integrated with the other businesses of NTELOS. The loss of some or all of these benefits could have an adverse effect on our business, results of operations and financial condition; and

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operation as a company separate from NTELOS.

For these reasons, our future financial performance may be worse than the performance implied by the historical financial information we have presented in this annual report on Form 10-K.

For additional information about the past financial performance of our business and the basis of the presentation of the historical combined financial statements, see “Selected Combined Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from NTELOS.

As an independent, publicly-traded company, we believe that our business will benefit from, among other things, allowing us to pursue the business strategies that best suit our long-term interests, to more efficiently develop and finance expansion plans, to appeal to a different investor base, to create effective incentives for our management and employees that are more closely tied to our business performance and to effectively advocate with respect to regulatory matters without internal corporate conflict. However, as a separate company from NTELOS, we may be more susceptible to market fluctuation and other adverse events. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, it is possible that investors and securities analysts will not place a greater value on our business as an independent company than on our business as a part of NTELOS.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we will experience increased costs as a result of the Business Separation.

NTELOS is contractually obligated to provide to us only those transition services specified in the transition services agreement and the other agreements we entered into with NTELOS in connection with the Business Separation. NTELOS has historically performed many important corporate functions for our operations, including information technology support, customer bill printing and mailing services, treasury, accounting, finance and tax administration, human resources, legal, regulatory, public relations and strategic development functions. Following the Business Separation, NTELOS has provided support to us with respect to most of these functions. The expiration date of the transition services agreement varies by service provided, but is generally no longer than 24 months from October 31, 2011. In addition, the transition services agreement contains provisions that permit either party to terminate the agreement in certain circumstances. Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements. The amount and timing of when we incur such additional expenses may increase the variability of our earnings and cash flows. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows.

There may be an adverse operational impact on our business as a result of the significant time of our management and other employees and internal resources that will need to be dedicated to building these capabilities during the first few years following the Business Separation that otherwise would be available for other business initiatives and opportunities. If NTELOS does not effectively perform the transition services and the other services that are called for under the transition services agreement and other agreements, we may not be able to operate our business effectively and our profitability may decline. After the expiration or early termination of the transition services agreement and the other agreements, we may be unable to replace the services specified in such agreements in a timely manner or on comparable terms.

Similarly, we historically purchased a wide variety of products and services, including software licenses, from third-parties as part of NTELOS. We may experience some increased costs as a result of our inability to continue to purchase products and services on terms that are as favorable to us as those obtained under these combined purchasing arrangements. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.

Our separation from NTELOS could adversely affect our business and profitability due to our loss of NTELOS’s brand and reputation.

As a business unit of NTELOS, we previously marketed our products and services using the “NTELOS” brand name and logo, and we believe the association with NTELOS provided us with goodwill among our customers due to NTELOS’s regionally recognized brands and perceived high-quality products and services.

We may not be able to achieve or maintain comparable name recognition or status under our new “Lumos” brand, which could adversely affect our ability to attract and retain customers, resulting in reduced sales and revenues. We will also incur capital and other costs associated with launching and marketing our new brand.

We may have been able to receive better terms from unaffiliated third-parties than the terms provided in our agreements with NTELOS.

The agreements related to our separation from NTELOS, including the separation and distribution agreement, transition services agreement, commercial services agreements, intellectual property agreements, tax matters agreement, employee matters agreement and other agreements, were negotiated in the context of our separation from NTELOS while we were still part of NTELOS and, accordingly, may not reflect terms that would have been reached between unaffiliated parties. The terms of the agreements we negotiated in the context of our separation relate to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between NTELOS and us as well as certain ongoing arrangements between NTELOS and us. Had these agreements been negotiated with unaffiliated third-parties, they might have been more favorable to us. Upon the expiration or early termination of these agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements. The amount and timing of when we incur such additional expenses may increase the variability of our earnings and cash flows. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows.

If the Distribution does not qualify as a tax-free transaction, tax could be imposed on NTELOS and we may be required to indemnify NTELOS for such tax.

If the Distribution were not to be tax-free to NTELOS, NTELOS would be required to recognize gain in an amount up to the fair market value of our common stock that NTELOS distributed on the distribution date.

Furthermore, events subsequent to the Distribution could cause NTELOS to recognize gain on the Distribution. For example, under Code Section 355(e), even minimal acquisitions of either our equity securities or NTELOS’s equity securities that are deemed to be part of a plan or a series of related transactions that include the Distribution could cause NTELOS to recognize gain on the Distribution.

Under the tax matters agreement entered into between NTELOS and us, we are generally required to indemnify NTELOS against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Lumos Networks, (3) certain other actions or failures to act by us, or (4) any breach by us of certain of our representations or undertakings. Our indemnification obligations to NTELOS and its subsidiaries, officers and directors are not limited by any maximum amount.

We are agreeing to certain restrictions to preserve the tax-free treatment of the Distribution to NTELOS, which may reduce our strategic and operating flexibility.

To preserve the tax-free treatment to NTELOS of the Distribution, under the tax matters agreement that we entered into with NTELOS, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, we may be prohibited, except in specified circumstances, from: entering into any transaction resulting in the acquisition of 40% or more of our stock or 60% or more of our assets, whether by merger or otherwise; merging, consolidating or liquidating; issuing equity securities beyond certain thresholds; repurchasing our common stock; and ceasing to actively conduct our wireline business.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

The agreements that we entered into with NTELOS may involve, or may appear to involve, conflicts of interest.

In connection with the Business Separation, we entered into certain agreements with NTELOS to provide a framework for our initial relationship with NTELOS following the Business Separation. We negotiated these agreements with NTELOS while we were still a wholly owned subsidiary of NTELOS. Accordingly, our executive officers and some of our directors were employees, officers or directors of NTELOS or its subsidiaries at the time of the negotiations and, as such, had an obligation to serve the interests of NTELOS and its subsidiaries. As a result, they could be viewed as having had a conflict of interest.

Certain of our directors and officers may have actual or potential conflicts of interest because of their cross officerships, directorships and stock ownership with NTELOS.

We continue to have overlap in directors and executive officers with NTELOS, which may lead to conflicting interests. James A. Hyde, the Chief Executive Officer and President of NTELOS, is serving as our Chief Executive Officer for a transition period. Our board of directors includes Mr. Hyde and representatives of Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”) who are members of the board of directors of NTELOS. Mr. Hyde and the members of our board of directors who overlap with NTELOS have fiduciary duties to both NTELOS’s and our stockholders. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. This arrangement may also subject us to regulation under state and federal affiliated interest’s regulatory requirements.

Because of their current or former positions with NTELOS, certain of our directors and executive officers may continue to own shares of NTELOS common stock and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for NTELOS and Lumos Networks.

For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between us and NTELOS regarding the terms of the agreements governing the Business Separation and the relationship thereafter between the companies. Potential conflicts of interest could also arise if we enter into additional commercial arrangements with NTELOS in the future.

In connection with our separation from NTELOS, NTELOS will indemnify us for certain liabilities and we will indemnify NTELOS for certain liabilities. If we are required to indemnify NTELOS, we may need to divert cash to meet those obligations and our financial position could be negatively impacted. In the case of NTELOS’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or as to NTELOS’s ability to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement and certain other agreements with NTELOS, NTELOS agreed to indemnify us from certain liabilities, and we agreed to indemnify NTELOS for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide NTELOS are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution. Third-parties could also seek to hold us responsible for any of the liabilities that NTELOS has agreed to retain. Further, there can be no assurance that the indemnity from NTELOS will be sufficient to protect us against the full amount of such liabilities, or that NTELOS will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from NTELOS any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

The Quadrangle entities continue to have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our stock.

As of December 31, 2011, Quadrangle beneficially owns approximately 27% of our outstanding common stock. Additionally, in accordance with a shareholders agreement between Quadrangle and us, three of the eight directors that will serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, Quadrangle will have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and may exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

Our stock price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

In our shareholders agreement with Quadrangle, we have granted Quadrangle the right to require us to register their shares of our common stock, representing approximately 5.7 million shares of our common stock. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares and any other shares with tag-along registration rights may have a negative impact on the market price for our common stock.

Provisions in our charter documents and the General Corporation Law of Delaware could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our common stock.

Certain provisions of the General Corporation Law of Delaware, the state in which we are organized, and our certificate of incorporation and bylaws may inhibit a change of control not approved by our board of directors or changes in the composition of our board of directors, which could result in the entrenchment of current management. These provisions include:

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to amend, alter or repeal our bylaws;

•	limitations on the removal of directors;

•	the inability of the stockholders to act by written consent; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.

A portion of our current investor base may be required to sell our stock.

A portion of our common stock is held by index funds tied to broad stock indices in which we are included as a component. If at any time we are not included as a component in those indices, the corresponding index funds will likely be required to sell their shares of our common stock and the price of our common stock could be depressed by those sales.

We may not be able to pay dividends on our common stock in the future.

We intend to pay regular quarterly dividends on our common stock. However, any decision to declare future dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments to our stockholders. Amounts that can be made available to us to pay cash dividends or repurchase stock are permitted by our credit agreement within the parameters of a restricted payment basket.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that any person or entity purchasing or acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions described above. This forum selection provision in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future. The table below provides the location, description and approximate square footage of our material owned properties.

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	Competitive POP	2,500
Troutville, VA	Switch and Video Headend Building	11,400
Clifton Forge, VA	Switch Building	12,000
Covington, VA	Service Center	13,000
Waynesboro, VA	Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Switch Building	32,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Switch Building	33,920
Daleville, VA	Service Center	9,400

We also lease the following material properties:

•	Our Charleston, West Virginia regional operations center (wireline switching) under a sub-lease from NTELOS Inc. for approximately 3,200 square feet of this space;

•

Our Daleville, Virginia customer care facility under a lease agreement from The Layman Family, LLC. for approximately 34,000 square feet of space with approximately 15,750 square feet sub-leased to NTELOS Inc.;

•	Our Charleston, West Virginia switch building under a lease agreement by and between Nelson Trust and FiberNet, LLC dated April 19, 2005;

•	Our Charleston, West Virginia office and switch building under a lease agreement by and between Williams Land Company and Mountaineer Telecommunications, LLC dated April 12, 2005; and

•	Our Charleston, West Virginia office building under a lease agreement by and between Williams Land Company and FiberNet, LLC dated October 16, 2007.

Item 3.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to our billings to other carriers for access to our network (see Note 12 to Notes to Audited Consolidated Financial Statements included herein). We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.” On March 16, 2012, the last reported sale price for our common stock was $10.49 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low prices per share of our common stock and the cash dividends declared per common share for the fourth quarter of 2011, which corresponds to our quarterly fiscal periods for financial reporting purposes:

	2011
	Stock Price per Share		Cash Dividends Declared per Common
	High	Low	Share
Fourth Quarter	$17.99	$11.70	$0.14

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on November 1, 2011 (the first day our Common Stock began trading on the Nasdaq stock exchange) to December 31, 2011, as compared to the total return for the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Stock Market

and Nasdaq Telecommunications Index

(11/1/11 - 12/31/11)

	November 1, 2011	November 30, 2011	December 31, 2011
Lumos Networks Corp.	$100	$98	$103
NASDAQ Composite Index	$100	$101	$100
NASDAQ Telecommunications Index	$100	$105	$103

Holders

There were approximately 4,700 holders of our common stock on March 9, 2012.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. On November 4, 2011, our board of directors declared a dividend in the amount of $0.14 per share (totaling $3.0 million) which was paid on January 14, 2012 to stockholders of record on December 16, 2011. On February 23, 2012, our board of directors declared a dividend in the amount of $0.14 per share, which is to be paid on April 12, 2012 to stockholders of record on March 14, 2012. All decisions to declare dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, credit agreement and contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders. Amounts that can be made available to us to pay cash dividends will be permitted by our credit agreement within the parameters of a restricted payment basket.

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(6)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data

Operating Revenues	$207,414	$145,964	$130,595	$128,806	$126,075

Operating Expenses
Cost of sales and services(1) (exclusive of items shown separately below)	78,484	46,407	40,158	38,857	37,490
Customer operations(1)	19,551	13,243	12,598	13,112	13,821
Corporate operations(1)(2)	16,251	13,809	8,582	10,836	11,588
Depreciation and amortization and accretion of asset retirement obligations	43,206	31,376	28,719	27,033	27,030
Asset impairment charges	86,295	—	—	—	—

	243,787	104,835	90,057	89,838	89,929

Operating (Loss) Income	(36,373)	41,129	40,538	38,968	36,146

Other Income (Expenses)
Interest expense(3)	(11,993)	(5,752)	(1,478)	(1,393)	(2,025)
Other income, net	105	43	105	97	192

	(11,888)	(5,709)	(1,373)	(1,296)	(1,833)

	(48,261)	35,420	39,165	37,672	34,313

Income Tax (Benefit) Expense	(4,383)	14,477	15,768	14,887	13,725

Net (Loss) Income	(43,878)	20,943	23,397	22,785	20,588

Net (Income) Loss Attributable to Noncontrolling Interests	(52)	(119)	(39)	(48)	33

Net (Loss) Income Attributable to Lumos Networks Corp.	$(43,930)	$20,824	$23,358	$22,737	$20,621

Pro Forma Basic and Diluted (Loss) Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:
(Loss) Income per Share – Basic and Diluted (4)	$(2.11)

Cash Dividends Declared per Share – Common Stock	$0.14

	As of December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$10,547	$489	$3	$3	$15
Property and equipment, net	299,958	273,906	203,239	158,829	141,550
Total assets	498,600	540,793	347,151	350,299	354,187
Total debt(5)	326,576	180,721	651	546	543
Stockholders’ equity attributable to Lumos Networks Corp.	$52,383	$265,794	$272,681	$280,194	$288,415

(1)

We record equity-based compensation expense related to our share-based awards. The following table shows the allocation of equity-based compensation expense to cost of sales and services, customer operations and corporate operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Cost of sales and services	$314	$230	$148	$59	$86
Customer operations	419	297	143	99	128
Corporate operations	1,650	1,002	503	423	709

Equity-based compensation expense	$2,383	$1,529	$794	$581	$923

(2)

Corporate operations expense for 2010 includes $3.0 million of charges representing legal and professional fees related to the acquisition of FiberNet (Note 1 to our audited consolidated financial statements included herein).

(3)

Interest expense for 2011 and 2010 increased significantly from prior years as a result of the Allegheny asset acquisition on December 31, 2009 and the FiberNet purchase on December 1, 2010 (Note 1 to our audited consolidated financial statements included herein) which were financed by intercompany borrowings from NTELOS Inc., and as a result of the $340 million senior credit facility that was funded on October 31, 2011 (Note 5 to our audited consolidated financial statements included herein).

(4)

Basic earnings per share for the year ended December 31, 2011 is computed by dividing net loss for the year by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities are anti-dilutive in 2011, they are excluded from the calculation of earnings per share. Prior to the Business Separation, we did not have any common stock outstanding.

(5)

Of the total debt outstanding as of December 31, 2010, $178.6 million represented a long-term obligation to NTELOS Inc. This obligation was reflected as a long-term obligation as there was no current maturity. However, we settled this obligation with cash proceeds from a new long-term credit facility at the consummation of the Business Separation on October 31, 2011. The total debt outstanding as of December 31, 2011 includes $324.5 million from this credit facility (Note 5 to our audited consolidated financial statements included herein).

(6)

The financial statements of Lumos Networks for the period January 1, 2011 through October 31, 2011 and as of and for the years ended December 31, 2010, 2009, 2008 and 2007 have been adjusted to reflect certain corporate expenses, including equity-based compensation expense, of NTELOS which were not previously allocated to the NTELOS segments (see Note 3 to the audited consolidated financial statements included herein). These adjustments have been reflected beginning January 1, 2006. Equity attributable to Lumos Networks has not been adjusted to reflect these corporate expenses for periods prior to January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included herein (Item 8). This discussion contains forward looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.

Overview

On October 14, 2011, NTELOS announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations. Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split of its shares of common stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS’s stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS common stock outstanding, on a post-Reverse Stock Split basis. As of November 1, 2011, we are publicly traded on NASDAQ under the ticker symbol “LMOS.”

In connection with the Business Separation, we paid $315 million to NTELOS (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s senior secured credit facility resulting from the Business Separation.

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network, with approximately 5,800 route-miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy. Our product offerings include voice services, high speed transport, private line and wavelength high-bandwidth services, which provides a means to efficiently utilize fiber in broadband applications and to provide high-capacity bandwidth, and Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.

Our strategy is to (i) leverage our network assets with sales of data and IP based services to new and existing regional enterprise and government customers; (ii) expand the Competitive segment to add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

Central to our strategy is being first to the regional markets with advanced technology and services first introduced in metropolitan areas by national service providers. Our tradition of service and creative and tailored service solutions with a diversified portfolio of products is attractive to carriers with needs for transport and fiber to the cell site and to regional enterprise customers seeking high quality data and IP services and interconnection to data centers in the region.

Our growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions. On December 31, 2009, we closed on an agreement to purchase certain fiber optic and network assets and related transport and data service contracts from Allegheny Energy, Inc. The purchase included approximately 2,200 route-miles of fiber located primarily in central and western Pennsylvania and West Virginia, with portions also in Maryland, Kentucky and Ohio. With this expansion of our fiber optic network, we began to accelerate our growth initiatives in our Competitive segment’s enterprise business in certain West Virginia, Maryland and Pennsylvania local markets. On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The FiberNet fiber optic network covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky, providing further diversity and density in several of our existing markets, particularly in West Virginia. FiberNet offered retail voice and data services and transport and IP-based services primarily to regional retail and wholesale business customers. We are offering additional data and other broadband services to existing FiberNet customers and are attracting new customers in our existing and new markets with our enterprise data products in order to grow top line revenue and further leverage our operational and back office platforms while fully realizing the operational synergies available. In all markets, we will continue to extend our network to customers in order to improve network quality, eliminate access-related expenses and control the customer experience. We have no future payment obligations related to either of these acquisitions.

Business Separation

As described above, NTELOS decided to separate its wireline business into a new independent, publicly-traded company through the distribution of all of our common stock to the NTELOS stockholders, which we refer to as the Business Separation. We have entered into a separation and distribution agreement containing key provisions related to the Business Separation and assets transferred, liabilities assumed and contracts assigned to us. For a period of time, we will utilize NTELOS for transition services for certain corporate and information technology functions under a transition services agreement (“TSA”). We anticipate our annualized cost of TSA services to be approximately $2.0 million and anticipate that we will provide TSA services to NTELOS for certain corporate functions for an annualized charge of approximately $0.7 million.

Our capital structure changed at the date of the Business Separation (October 31, 2011). On September 8, 2011, we closed on a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon consummation of the Business Separation. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $30 million of which was drawn upon funding; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the Credit Facility were received on October 31, 2011 and were used to fund a working capital cash reserve and to pay $315 million to NTELOS (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Credit Facility will be Eurodollar rate (“LIBOR”) plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate. The terms of the Credit Facility include customary covenants that require us to meet certain financial tests, maintain certain financial ratios, adhere to guidelines for dividend payments, and requires us to hedge 50% of the Term Loan A and Term Loan B outstanding balance in order to reduce our exposure to fluctuations in variable interest rates.

Financial data included in this Form 10-K reflects Lumos Networks as a standalone public company. Revenue includes services sold to the NTELOS wireless segment that was previously eliminated, which amounted to $6.6 million for the period January 1, 2011 through October 31, 2011 and $7.0 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively. Expenses include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions. These additional expenses for the period January 1, 2011 through October 31, 2011 totaled $2.6 million and for the years ended December 31, 2010 and 2009 totaled $5.1 million (inclusive of $2.8 million of FiberNet acquisition costs) and $1.8 million, respectively.

We are incurring additional expenses as a result of the Business Separation, including higher interest expense. We also are incurring expenses related to transition services from NTELOS and will continue to incur such expenses for a period of time not to exceed two years as specified in the transition services agreement with NTELOS. Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements. While we do not expect these higher costs to be material, the amount and timing of when we incur such additional costs may increase the variability of our earnings and cash flows. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows. We incurred one-time costs for customer and marketing communications, and are incurring additional costs of being a public company and costs associated with creating a new information technology infrastructure. On a recurring basis, we will incur additional costs to maintain independent systems and to continue brand support, and we will incur incremental costs related to being a public entity in excess of previously allocated corporate expenses. However, we do not expect these additional and incremental costs to be material to our earnings and cash flows.

We offer benefits similar to those provided by NTELOS to our employees prior to the Business Separation. The primary benefits include a pension plan, other postretirement benefit plans (“OPEBs”), medical benefits and a 401(k) plan. A separate pension plan and OPEB plan were established at the effective date of the Business Separation and the related assets and liabilities attributable to our current employees, as well as former employees in NTELOS’s wireline operations, were transferred to and assumed by us. The pension plan covers all employees who meet eligibility requirements and who were employed by NTELOS Inc. prior to October 1, 2003. The OPEBs plan includes certain health care and life benefits for retired employees who meet eligibility requirements and for current employees that were hired before April 1993.

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

Business Segments

We operate our business as two segments: a competitive network service provider and a traditional RLEC. The Competitive segment derives revenue from the sale of data, Internet-based services, traditional voice services primarily to enterprise customers and carrier transport services to other carriers. Our Competitive business serves Virginia, West Virginia, and Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 route-mile fiber network as of December 31, 2011. We market and sell data transport, IP-based services and voice services almost exclusively to business, government and carrier customers. Revenues from the Competitive segment accounted for approximately 75%, 61% and 54% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Pro forma to include the FiberNet acquisition for the year ended December 31, 2010, the Competitive segment accounted for approximately 73% of our total revenue.

We experienced higher than anticipated churn in the Competitive segment from the residential and small business customer base in the FiberNet markets of West Virginia. This was largely due to competitive actions and service issues prior to closing and ongoing tied to the incumbent local exchange carrier from whom we purchase network elements on a wholesale basis. We also have generated lower than expected new sales as we further develop these markets. We anticipate that these churn and new sales trends may continue into 2012. However, we also have been and continue to take proactive measures to further enhance our growth in West Virginia such as strengthening the network serving West Virginia to improve service and facilitate the sale of our data and IP-based services, and focusing our sales efforts on upgrading the former FiberNet large customer base to metro-Ethernet facilities.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. The RLEC utilizes an Alcatel-Lucent 5ESS digital switch serving as a tandem switch to our local region. We have enhanced network functionality in the RLEC by offering high speed broadband to 98% of our service region. We have also invested in fiber-to-the-home, which passed approximately 14,800 homes as of December 31, 2011. The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve. While the RLEC owns the fiber, the products are sold through the Competitive segment. The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment to these RLEC customers. The intercompany revenue is eliminated in our consolidated statements of operations.

In the RLEC market, our fiber-to-the-home deployment significantly reduces churn in the areas where it is offered. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) is being funded by the grant from the federal government. We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $6.7 million of total project costs through December 31, 2011. The project is required to be completed in 2015.

As of December 31, 2011, we operated approximately 33,200 RLEC telephone access lines. We have experienced access line losses in each of the last three years due to cable competition, wireless substitution and the economic climate. We lost approximately 2,200 access lines during 2011. These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the FCC for one of our RLECs, access reconfigurations and network grooming by carriers, contributed to an 8.4% decline in RLEC revenues from 2010 to 2011.

We anticipate significant further access revenue declines in the RLEC segment as a result of recent actions taken by applicable regulatory authorities, principally the FCC and the SCC. Access revenue also will be negatively impacted by network grooming by carriers, which commenced in 2011 and is expected to continue in 2012 and beyond. On October 27, 2011, the FCC adopted, but did not release, an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems. On November 18, 2011, the FCC released the order.

In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time (see Access Charges and Universal Service in “Regulation”). Our combined RLEC revenues from access and the USF was $33.0 million ($18.7 million of which was from intra-state access revenues and $5.3 million was from USF) for 2011 as compared to access revenues of $36.8 million for 2010 and $38.3 million for 2009. As a result of these factors, we updated our impairment testing of goodwill and the franchise rights indefinite-lived intangible asset and determined that both the RLEC goodwill and the franchise rights were fully impaired. Accordingly, we recorded a $65.4 million asset impairment charge ($53.0 million after tax). We determined that there was no impairment of the Competitive segment goodwill based on this testing.

We performed recovery testing of our long-lived tangible and finite-lived intangible assets as of October 27, 2011 utilizing the methodology noted above in ASC 360-10-35. We passed step one of this recoverability testing and therefore, no further testing for impairment of these assets on either segment was considered necessary. However, on October 31, 2011, in connection with the Business Separation and the related transfer of all of the wireline assets in the tax-free exchange, we assessed the fair value of the asset groups transferred. To the extent that the carrying value of each of the asset groups exceeds the fair value, a pro-rata writedown of these assets to fair value is required. Although the RLEC segment assets passed the undiscounted cash flow recoverability test in ASC 360-10-35 on October 27, 2011, the fair value of the RLEC segment assets was determined to be lower than the carrying value by $20.9 million ($12.7 million net of tax) and an impairment charge was recorded accordingly.

Excluding the impact of the aforementioned asset impairment charges in 2011, our operating income margins were approximately 24%, 28% and 31% for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in the margin is primarily due to a shift in the composition of the business to a higher percentage being represented by Competitive after the FiberNet acquisition (Note 1) and the RLEC access reconfigurations discussed above. The products from the Competitive segment generally yield a lower margin than the RLEC business. The decrease in the margin is also due to certain of the FiberNet intangible assets having heavier amortization charges in the initial years (Note 3) and due to the fact that the FiberNet business currently contains a higher percentage of lower margin residential customers as compared to the Competitive segment’s legacy higher margin business and other enterprise accounts.

Market Risks

Many of the market risk factors described above which affected our results of operations in 2011 are expected to continue into 2012.

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

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable, and accretion of asset retirement obligations; and

•	asset impairment charges relating to the impairment of the RLEC segment goodwill and franchise rights intangible asset.

Other Income (Expenses)

Our other incomes (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, interest expense on accounts due to NTELOS (prior to the Business Separation) and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of debt issuance fees.

Income Taxes

Prior to the Business Separation, our income taxes were included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS. However, our income taxes were calculated and provided for on an “as if separate” tax return basis. Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Operating revenues increased $61.5 million, or 42.1%, from 2010 to 2011 resulting from an increase in Competitive segment revenues of $66.3 million and partially offset by a decrease in RLEC revenues of $4.8 million. Pro forma to include FiberNet (which is included in the Competitive segment) for the year ended December 31, 2010, total operating revenues were $213.1 million, compared to $207.4 million for the year ended December 31, 2011, representing a decrease of $5.6 million.

Pro forma Competitive segment revenues decreased $0.8 million, or 0.5%, from 2010 to 2011 primarily from declines in voice and other products related to FiberNet operations, partially offset by increased revenues from Enterprise Data and wholesale services. As noted above, RLEC segment revenues declined $4.8 million from the prior year due primarily to the loss of access lines described in the overview above, a biennial reset (reduction) of our interstate access rates in the third quarter of 2011 and revenue reductions related to interexchange carrier network grooming.

Operating income decreased $77.5 million from income of $41.1 million in 2010 to a loss of $36.4 million in 2011 due primarily to $86.3 million of asset impairment charges recorded in 2011, as described in the overview section above. Excluding the 2011 asset impairment charges, operating income increased $8.8 million from 2010 to 2011 due to the $61.5 million increase in revenue discussed above, partially offset by an increase in operating expenses of $52.7 million. Operating expenses for 2011 include $58.9 million of operating expenses from FiberNet, while operating expenses for 2010 include $4.9 million of operating expenses from FiberNet, representing one month of expenses post-acquisition. Excluding the operating expenses from FiberNet and the aforementioned asset impairment charges, operating expenses were down 1.3% from 2010 to 2011. Variances in the individual line items on the condensed combined statements of operations are described in the operating expenses section below.

Net income attributable to Lumos Networks decreased $64.8 million due in large part to the $86.3 million of asset impairment charges ($65.7 million net of tax) discussed above. Excluding the effects of the 2011 asset impairment charges, net income attributable to Lumos Networks increased $1.0 million, or 4.7%, from 2010 to 2011 as the $8.8 million increase in operating income was primarily offset by (1) $6.2 million increase in interest expense related to the additional debt from NTELOS Inc. incurred in December 2010 to fund the FiberNet acquisition and interest related to our $340 million borrowing under our senior secured credit facility on October 31, 2011 in connection with the Business Separation (Notes 1 and 5) $1.7 million increase in income tax expense.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for years ended December 31, 2011 and 2010:

	Year Ended December 31,		$	%
Operating Revenues	2011	2010	Variance	Variance
(Dollars in thousands)
Competitive	$154,757	$88,471	$66,286	74.9%
RLEC	52,657	57,493	(4,836)	(8.4%)

Total	$207,414	$145,964	$61,450	42.1%

Revenues for 2011 increased $61.5 million, or 42.1%, over 2010, with revenues from the Competitive segment increasing approximately 75% driven by the new revenues from FiberNet. Pro forma to include FiberNet for the year ended December 31, 2010, total revenues decreased by $5.6 million, or 2.6%, as described by segment below.

•

Competitive Revenues. Competitive revenues, pro forma to include FiberNet for year ended December 31, 2010, decreased $0.8 million, or 0.5%, from 2010 to 2011. This decrease was primarily due to a $7.5 million decline in voice and long distance revenues, principally associated with FiberNet, and a $2.6 million decline in other non-strategic revenues, including dial-up Internet and reciprocal compensation. These decreases were partially offset by increased revenues from Enterprise Data and Residential and Small Business Broadband services of $4.4 million over 2010 and a $4.9 million increase in wholesale revenues over 2010.

•

RLEC Revenues. RLEC revenues decreased $4.8 million, or 8.4%, from 2010 to 2011 primarily due to decreased access and local service revenues resulting from a 6.3% decrease in access lines. Also contributing to the decrease was network grooming by our carrier customers with whom we interconnect and for whom we provide access services. Finally, on July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $1.2 million reduction in revenue during the second half of 2011. We anticipate that this rate reset will result in a comparable monthly reduction in revenue during 2012.

Additionally, as noted in the overview section above, recent actions from regulatory authorities will cause rate declines in future years which are more significant than what we have experienced in recent years. We also are being negatively impacted by carriers’ network grooming that began in the fourth quarter of 2011.

Access lines totaled approximately 33,200 as of December 31, 2011 and approximately 35,400 as of December 31, 2010, a 2,200 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		$	%
Operating Expenses	2011	2010	Variance	Variance
(Dollars in thousands)
Competitive	$94,045	$51,155	$42,890	83.8%
RLEC	16,429	17,755	(1,326)	(7.5%)

Operating expenses, before equity-based compensation expense, acquisition related charges, Business Separation related charges, depreciation and amortization and accretion of asset retirement obligations and asset impairment charges	110,474	68,910	41,564	60.3%
Equity-based compensation expense	2,383	1,529	854	55.9%
Acquisition related charges	71	3,020	(2,949)	(97.6%)
Business Separation related charges	1,358	—	1,358	N/M
Depreciation and amortization	43,090	31,365	11,725	37.4%
Accretion of asset retirement obligations	116	11	105	N/M

Asset impairment charges	86,295	—	86,295	N/M

Total operating expenses	$243,787	$104,835	$138,952	132.5%

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

•

Competitive—The increase noted in the table above was driven by a $42.7 million increase in expenses related to our FiberNet operations, which increase reflects the inclusion of FiberNet for the full twelve months of 2011 as opposed to one month in 2010 as a result of the acquisition of FiberNet in December 2010.

•

RLEC—The decrease of $1.3 million was driven primarily by a reduction in corporate expense allocations which have been shifted to the Competitive segment which is a reflection of the change in the relative sizes of the segments.

COST OF SALES AND SERVICES—Cost of sales and services increased $32.1 million, or 69.1%, over 2010. FiberNet accounted for $31.5 million of this increase. Other expenses contributing to the net increase was access expense and compensation and benefits. We expect network expenses related to the original FiberNet customer base to decline due to churn of residential and other narrowband customers and as we groom this network by pruning leased facilities and by servicing more customers on our network to eliminate lease access expenses and improve the quality of the service.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $6.3 million, or 47.6%, over 2010 primarily due to FiberNet. The remainder of the increase is primarily attributable to increased compensation and benefits, including equity-based compensation expense and sales commissions. These increases were partially offset by a decrease in directory expenses.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $2.4 million, or 17.7% over 2010. Included in this increase is an increase of $4.5 million in expenses related to FiberNet. Also included in the increase over 2010 are charges of $1.4 million incurred during 2011 related to the Business Separation, and increases in compensation and benefits, including equity-based compensation expense. Partially offsetting these increases was a decrease of $2.9 million from 2010 representing charges incurred during 2010 for the acquisition of FiberNet. Also decreasing from 2010 to 2011 were legal and professional fees allocated from NTELOS.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization increased $11.7 million, or 37.4%, over 2010. This increase is primarily attributable to a $63.1 million increase in average depreciable assets (20%) due to the increase from the FiberNet acquisition and the $61.5 million of 2011 capital expenditures and a $6.8 million increase in amortization expense. The increases in amortization expense related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.

ASSET IMPAIRMENT CHARGES—In 2011, we recorded asset impairment charges which totaled $86.3 million ($65.7 million after tax) in its RLEC segment related to the impairment of the RLEC franchise rights and goodwill ($65.4 million; $53.0 million after tax) due to the aforementioned significant future access revenue decline related to interconnection carrier’s network grooming and the regulatory rate reform. Additionally, we recorded a $20.9 million ($12.7 million after tax) asset impairment charge related to the excess of carrying value over book value of the RLEC property, plant and equipment, customer intangible and trademarks on the date of the transfer. The projected effect of both the rate reform and carrier’s network grooming have occurred or are predicted to occur much sooner and the impact is substantially greater than previously estimated.

OTHER INCOME (EXPENSES)

Interest expense for the years ended December 31, 2011 and 2010 was $12.0 million and $5.8 million, respectively, a $6.2 million, or 109%, increase. This increase was due primarily to the increase in the obligation to NTELOS Inc. on December 1, 2010 relating to the FiberNet acquisition and the $340 million new credit facility drawn on October 31, 2011, a portion of which was used to pay off the obligation to NTELOS Inc. in connection with the Business Separation. The annual interest expense related to the new credit facility is projected to be approximately $13 million.

INCOME TAXES

Income tax expense/(benefit) for the years ended December 31, 2011 and 2010 was $(4.4) million and $14.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. We expect our recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation . For 2012, the amount of these charges is expected to be approximately $0.3 million.

We have prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of December 31, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million. Based on the IRC 382 Limit, we expect to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022. In addition, we expect to realize an NOL in 2011 as a result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2010 compared to year ended December 31, 2009

Total revenue increased $15.4 million, or 11.8%, over 2009 despite a $2.0 million decline in RLEC revenues. The Competitive segment increase of $17.4 million resulted from (i) a 26% organic growth rate in Metro Ethernet services, (ii) an 18% organic growth rate in carrier transport and (iii) revenues associated with the fiber optic assets acquired from Allegheny Energy, Inc. on December 31, 2009 and revenues associated with the purchase of FiberNet on December 1, 2010. Organic growth is fueled by success-based fiber builds which are often leveraged by adding additional customers in close proximity and serve to reduce third party access expense and control service quality.

Operating expenses increased $14.8 million driven by increases of approximately $3.0 million and nearly $4.0 million related to the new Allegheny markets and the FiberNet acquisition, respectively, $5.2 million from corporate operations for transaction and legal expenses and $2.7 million for higher depreciation and amortization. Excluding the $3.0 million of FiberNet acquisition costs, operating income increased 8.9% over 2009.

Net income attributable to Lumos Networks decreased $2.5 million, or 10.5%, from 2009 to 2010. Offsetting the $0.6 million increase in operating income is additional interest expense of $4.3 million for the additional debt from NTELOS Inc. primarily to fund the Allegheny and FiberNet acquisitions, partially offset by $1.3 million of lower tax expense.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		$	%
Operating Revenues	2010	2009	Variance	Variance
(Dollars in thousands)
Competitive	$88,471	$71,086	$17,384	24.5%
RLEC	57,493	59,509	(2,016)	(3.4%)

Total	$145,964	$130,595	$15,369	11.8%

Revenues increased $15.4 million, or 11.8%, over 2009, with revenues from the Allegheny asset acquisition of nearly $7 million in 2010 and revenues from the FiberNet acquisition of nearly $6 million in 2010. Excluding the revenue from the aforementioned acquisitions, success based investments in Enterprise Data, broadband services and transport services led to a $6.3 million, or 14.1%, increase in revenues from these products within the Competitive segment. These increases were partially offset by a $2.0 million, or 3.4%, decrease in RLEC revenues and a $1.7 million decrease in voice and legacy other Competitive segment revenues. Excluding the Allegheny and FiberNet revenues, Competitive revenue grew 6.6% and total revenue grew 2.0% over 2009.

•

Competitive Revenues. Competitive revenue increased $17.4 million over 2009, which includes approximately $13 million from the Allegheny and FiberNet acquisitions. Excluding these new revenues from acquisitions, Enterprise Data and Residential and Small Business Broadband revenue from our markets increased $3.3 million while wholesale revenue increased $3.0 million. Additionally, excluding new revenues from acquisitions, Metro Ethernet revenue increased 26% due to an increase in customer connections of 23%, but revenues from voice and other legacy products, including dial-up Internet, reciprocal compensation and switched access, decreased $1.3 million from 2009. We expect to introduce the additional Enterprise Data and Broadband services to our new customers acquired in the FiberNet acquisition and into the FiberNet and Allegheny markets that are new to us.

•

RLEC Revenues. RLEC revenues decreased $2.0 million, or 3.4%, from 2009 primarily due to decreased access and local service revenues resulting from a 7.4% decrease in access lines. On July 1, 2009, our interstate access rates were subject to a regulatory biennial reset (reduction). This rate reset coupled with network grooming contributed to the revenue reduction.

Access lines totaled approximately 35,400 as of December 31, 2010 and approximately 38,200 as of December 31, 2009. This access line loss is reflective of residential wireless substitution, competition from cable companies and the effect of current economic conditions on businesses.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		$	%
Operating Expenses	2010	2009	Variance	Variance
(Dollars in thousands)
Competitive	$51,155	$43,277	$7,878	18.2%
RLEC	17,755	17,208	547	3.2%

Operating expenses, before equity-based compensation expense, voluntary early retirement and workforce reduction plans, acquisition related charges, depreciation and amortization and accretion of asset retirement obligations	68,910	60,485	8,425	13.9%
Equity-based compensation expense	1,529	794	735	92.5%
Voluntary early retirement and workforce reduction plans	—	59	(59)	(100.0%)
Acquisition related charges	3,020	—	3,020	N/M
Depreciation and amortization	31,365	28,641	2,724	9.5%

Accretion of asset retirement obligations	11	78	(67)	(85.9%)

Total operating expenses	$104,835	$90,057	$14,778	16.4%

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation. This discussion relates to our operating expenses by segment before equity-based compensation expense, voluntary early retirement plan and workforce reductions, expenses related to acquisitions, depreciation and amortization and accretion of asset retirement obligations:

•

Competitive— The increase noted in the table above was driven by additional expenses related to FiberNet operations of approximately $4.0 million in December 2010 and additional expenses related to the December 2009 Allegheny asset acquisition of approximately $3.0 million. For 2011, we believe we will achieve network efficiencies with FiberNet and improve the customer mix to more on-net customers.

•	RLEC—The increase of $0.5 million was driven by professional fees associated with access revenue disputes and higher operating taxes.

COST OF SALES AND SERVICES—Cost of sales and services increased $6.3 million primarily attributable to increases of approximately $2.8 million and $3.1 million related to the new Allegheny network and the FiberNet acquisition, respectively. The remaining increase of $0.4 million is incremental access expense as a result of Competitive growth. Overall, direct access expense as a percentage of revenue decreased from 24% in 2009 to 22% in 2010.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $0.6 million primarily for incremental costs of FiberNet operations.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $5.1 million from 2009 to 2010. Results for 2010 include $3.0 million of legal and professional fees related to the acquisition of FiberNet. The increase over 2009 is also attributable to a $0.9 million increase in expense related to a discretionary annual cash bonus and an increase in equity-based compensation expense. Other increases include legal and professional fees, operating taxes and regulatory fees, which collectively increased $1.1 million over 2009.

DEPRECIATION AND AMORTIZATION EXPENSES—Depreciation and amortization expenses increased $3.0 million, or 8.5%, from 2009 to 2010. This increase is primarily attributable to a 30% increase in the asset base which contributed to an increase in depreciation expense of $1.8 million. Amortization expense increased $1.2 million, or 16.5%, related to the addition of a customer list intangible asset from the Allegheny asset acquisition on December 31, 2009 and customer and other amortizable intangible assets from the FiberNet acquisition on December 1, 2010.

OTHER INCOME (EXPENSES)

Interest expense increased $4.3 million, or 289%, from 2009 due primarily to the increase in the payable to NTELOS to support the FiberNet acquisition. Interest is charged to us by NTELOS based on NTELOS weighted average borrowing rate without the inclusion of debt issuance cost and original issue discount amortization. Other income (expense) was flat between 2009 and 2010.

INCOME TAXES

Income tax expense for 2010 was $14.5 million, with an effective rate of 40.9% representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, noncontrolling interests and other non-deductible expenses. Income taxes for 2009 were $15.8 million with an effective rate of 40.2%.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for the four quarters in 2010 and 2011. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (Unaudited)(1) (In thousands, except per share amounts)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Operating Revenues
Competitive	$39,401	$38,494	$38,473	$38,389	$27,071	$20,957	$20,248	$20,195
RLEC	11,706	13,107	13,589	14,255	13,942	14,596	14,095	14,860

Total Operating Revenues	51,107	51,601	52,062	52,644	41,013	35,553	34,343	35,055

Operating Expenses
Competitive	24,367	22,764	23,002	23,912	15,678	11,931	11,670	11,876
RLEC	3,736	4,190	4,035	4,468	4,257	4,208	4,264	5,026

Operating expenses, before depreciation and amortization and accretion of asset retirement obligations, asset impairment charges, equity-based compensation expense and acquisition related charges	28,103	26,954	27,037	28,380	19,935	16,139	15,934	16,902
Depreciation and amortization and accretion of asset retirement obligations	10,217	10,934	11,025	11,030	9,073	7,403	7,601	7,299
Asset impairment charges	86,295	—	—	—	—	—	—	—
Equity-based compensation expense	237	784	674	688	422	387	377	343
Acquisition related charges	1	(10)	39	41	2,171	849	—	—
Business Separation related charges	1,358	—	—	—	—	—	—	—

Total Operating Expenses	126,211	38,662	38,775	40,139	31,601	24,778	23,912	24,544

Operating (Loss) Income	(75,104)	12,939	13,287	12,505	9,412	10,775	10,431	10,511

Other Income (Expenses)
Interest expense	(3,153)	(2,559)	(2,563)	(3,718)	(1,931)	(1,065)	(1,373)	(1,383)
Other income (expense)	32	66	(7)	14	18	9	11	5

	(3,121)	(2,493)	(2,570)	(3,704)	(1,913)	(1,056)	(1,362)	(1,378)

	(78,225)	10,446	10,717	8,801	7,499	9,719	9,069	9,133

Income Tax (Benefit) Expense	(16,527)	4,249	4,157	3,738	3,175	3,973	3,706	3,623

Net (Loss) Income	(61,698)	6,197	6,560	5,063	4,324	5,746	5,363	5,510
Net Loss (Income) Attributable to Noncontrolling Interests	35	(2)	(37)	(48)	(28)	(13)	(71)	(7)

Net (Loss) Income Attributable to Lumos Networks Corp.	$(61,663)	$6,195	$6,523	$5,015	$4,296	$5,733	$5,292	$5,503

Basic and Diluted Loss per Common Share Attributable to Lumos Networks Corp. Stockholders:
Earnings (loss) per share – basic and diluted (2)	$(2.96)	$0.30	$0.31	$0.24

Weighted average shares outstanding – basic and diluted (2)	20,815	20,815	20,815	20,815

Cash Dividends Declared per Share – Common Stock	$0.14	$—	$—	$—

(1)	The operating results for fiscal year 2010 include the results of the Allegheny acquisition effective January 1, 2010 and the results of the FiberNet acquisition effective December 1, 2010 (Note 1 of our audited consolidated financial statements included herein).
(2)	Basic earnings per share for the quarter ended December 31, 2011 is computed by dividing net loss for the quarter by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities are anti-dilutive, they are excluded from the calculation of earnings per share. Prior to the Business Separation, we did not have any common stock outstanding.

Liquidity and Capital Resources

For the years ended December 31, 2011 and 2010, our working capital requirements, capital expenditures (excluding acquisitions) and cash dividends were funded by cash on hand and net cash provided from operating activities. We funded the acquisition from Allegheny and the purchase of FiberNet (Note 1) with approximately $27 million and $163 million of borrowings from NTELOS Inc. and using net cash provided from operating activities. We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures and anticipated interest and principal payments on our $370 million post-Business Separation Credit Facility that we borrowed $340 million against on the effective date of the Business Separation.

As of December 31, 2011, we had $406.3 million in aggregate long term liabilities, consisting of $322.5 million in borrowings under our Credit Facility ($324.5 including the current portion) and $83.8 million in other long-term liabilities, inclusive of deferred income tax liabilities of $41.2 million and other long-term liabilities of $42.6 million. Our credit agreement also includes a revolving credit facility of $60 million (the “Revolver”), $45 million of which is available for our working capital requirements and other general corporate purposes as of December 31, 2011.

In addition to the Credit Facility, we have also entered into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. We also assumed $1.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition. As of December 31, 2011, the total net present value of our future minimum lease payments is $2.1 million. As of December 31, 2011, the principal portion of these capital lease obligations is due as follows: $0.6 million in 2012, $0.6 million in 2013, $0.4 million in 2014, $0.3 million in 2015 and $0.2 million thereafter.

We have a maximum distributable amount under the terms of our credit agreement that can be used to make certain restricted payments including dividends. The distributable amount was initially set at $5 million on the date of funding and is increased every January 1st by the greater of $12 million or 75% of excess cash flow, as defined. The distributable amount as of December 31, 2011 was $5 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility. As of December 31, 2011, we are in compliance with all of our debt covenants, and our ratios at December 31, 2011 are as follows:

	Actual	Covenant Requirement at December 31, 2011
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.40	Not more than 4.00
Minimum interest coverage ratio	8.10	Not less than 3.25

The actual leverage and interest coverage ratios noted above are based on actual results for 2011.

During the year ended December 31, 2011, net cash provided by operating activities was $82.9 million. Net loss during this period was $43.9 million which included $120.3 million of depreciation, amortization, asset impairment charges, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $6.5 million. The principal changes in operating assets and liabilities from December 31, 2010 to December 31, 2011 were as follows: accounts receivable increased $2.1 million; current assets decreased $0.3 million; changes in income taxes provided $3.7 million; accounts payable and other current liabilities increased $5.0 million primarily related to the $3.0 million dividend that was payable as of December 31, 2011 and retirement benefit contributions and distributions totaled $0.5 million.

During the year ended December 31 2010, net cash provided by operating activities was $59.0 million. Net income during this period was $20.9 million. We recognized $34.2 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $3.8 million. The principal changes in operating assets and liabilities from December 31, 2009 to December 31, 2010 were as follows: accounts receivable decreased $1.2 million; other current assets increased $0.3 million; changes in income taxes provided $0.6 million; accounts payable increased $0.9 million; and other current liabilities increased $1.5 million.

Our cash flows used in investing activities for the year ended December 31, 2011 were $62.8 million, of which approximately $61.5 million was used for the purchase of property and equipment comprised of (i) $18.9 million for the FiberNet network infrastructure and integration, (ii) $22.3 million for success-based customer and network expansion, (iii) $14.3 million for infrastructure upgrades and network sustainment, (iv) $3.7 million for expansion and upgrades related to the RUS grant, and (v) $2.3 million for IT and facilities renovations associated with the Business Separation. Our cash flows used in investing activities for the year ended December 31, 2011 also included $1.0 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of a portion of the required pledged deposit and $2.2 million of capital spending on the RUS project for which RUS is obligated to reimburse us.

Our cash flows used in investing activities for the year ended December 31, 2010 were $211.3 million, including $162.3 million used for the purchase of FiberNet and $40.3 million used for routine capital outlays and facility upgrades supporting our RLEC operations, for the actual and projected growth of our voice and data offerings, including those in our new territories from the Allegheny Energy, Inc. fiber acquisition, and for fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, enhanced broadband services and IPTV-based video services.

Excluding additional capital expenditures relating to information technology discussed below, we currently expect capital expenditures for 2012 to be in the range of $52 million to $60 million. These capital expenditures will be targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles. Additionally, we will provide normal network facility upgrades for our RLEC and Competitive operations, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home and growth in IPTV-based video subscribers and revenues. We also will incur additional one-time investments as a result of the Business Separation to split systems that we shared with NTELOS and to create new and improved information technology infrastructure.

Net cash provided by financing activities for the year ended December 31, 2011 aggregated $10.1 million, which primarily represents the following:

•	$340.0 million of proceeds from issuance of long-term debt;

•	$315.0 million paid to NTELOS Inc. associated with the Business Separation;

•	$14.4 million net repayments to NTELOS Inc. prior to the Business Separation;

•	$4.9 million used to pay debt issuance costs;

•	$15.5 million repayments on our Credit Facility; and

•	$0.3 million payments under capital lease obligations and $0.1 million of other financing activities.

Net cash provided by financing activities for the year ended December 31, 2010 aggregated $152.8 million, which primarily represents the following:

•	$153.1 million net borrowings from NTELOS Inc.; and

•	$0.3 million payments under capital lease obligations.

As of December 31, 2011, we had approximately $18.1 million in cash and restricted cash and working capital (current assets minus current liabilities) of approximately $6.9 million. Of the total cash on hand as of December 31, 2011, $7.6 million represents previously mentioned pledged deposits for our RUS grant and $10.5 million represents unrestricted cash.

Our RLEC paid dividends of $14.1 million and $29.2 million to NTELOS Communications Inc., a subsidiary of NTELOS, in the years ended December 31, 2011 and 2010, respectively, in accordance with the requirements of NTELOS Inc.’s senior secured credit facility. After the Business Separation, the RLEC is no longer a subsidiary of NTELOS Communications Inc. and will therefore no longer make this dividend payment. The RLEC will pay a dividend to us in accordance with the Credit Facility. There was no dividend during the last two months of 2011.

As discussed in Note 3 of the footnotes to the consolidated financial statements and previously in this Management’s Discussion and Analysis, certain events and actions taken by the FCC and telecommunication carriers that we interconnect with are projected to have a significant negative impact on our future cash flows from the RLEC segment. However, we believe that the growth of our cash flows in the Competitive segment will offset the decline in the RLEC cash flows over time. We expect that our cash flows from operations will be sufficient to satisfy our foreseeable working capital requirements and capital expenditures for more than 12 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to seek additional financing in the future.

On October 31, 2011, we received $340 million of the $370 million new senior secured credit facility (leaving $30 million of undrawn revolver), $315 million of which was used to settle intercompany debt obligations owed to NTELOS Inc. and to fund NTELOS Inc.’s mandatory repayment on its credit facility. After paying approximately $4.9 million in arrangement fees, upfront fees, legal fees and other customary expenses, we netted $20.2 million of cash which we are using as normal working capital reserves. In December 2011, we paid $15 million against the revolver, leaving the revolver balance at $15 million (and $45 million available) at December 31, 2011. In 2012, we have a required principal payment of $2.0 million due on this facility.

On November 4, 2011, our Board of Directors declared the company’s first quarterly cash dividend on our common stock in the amount of $0.14 per share (totaling $3.0 million) which was paid on January 12, 2012 to stockholders of record on December 16, 2011. On February 23, 2011, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which is to be paid on April 12, 2012 to stockholders of record on March 14, 2012.

After considering the cost to service the Credit Facility as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend. All decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under our credit agreement, applicable law and other factors our board deems relevant.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due by Period
(In thousands)	Total(2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1),(3)	$324,500	$2,000	$15,000	$118,000	$189,500
Capital lease obligations (3)	2,076	643	1,038	378	17
Operating lease obligations	13,268	1,913	3,076	2,905	5,374
Purchase obligations	$2,900	$2,900	$—	$—	$—

(1)	Represents the borrowings under the Credit Facility. See Note 5 to the audited consolidated financial statements contained herein.
(2)

Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other post retirement benefit plans. See Note 11 to the audited consolidated financial statements contained herein.

(3)	Excludes interest.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our critical accounting policies for discussion herein. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Principles of Consolidation

The consolidated financial statements principally represent the financial results reflected by NTELOS Holdings Corp. constituting the companies comprising the Competitive and Rural Local Exchange Carrier (“RLEC”) Wireline segments and all of these companies’ wholly-owned subsidiaries and one limited liability corporation where NTELOS or certain of its subsidiaries, as managing member, exercised control. All significant intercompany accounts and transactions have been eliminated. These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions (Note 2 to the audited consolidated financial statements). We believe that these costs would not have been materially different had they been calculated on a standalone basis. However, such expenses may not be indicative of the actual level of expense and exclude certain expenses that would have been incurred by us if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect our financial position, results of operations, and cash flows in the future or what it would have been had we been an independent, publicly traded company through October 31, 2011.

Revenue Recognition

We recognize revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain of our services require payment in advance of service performance. In such cases, we record a service liability at the time of billing and subsequently recognize revenue ratably over the service period. We bill customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

We earn revenue by providing access to and usage of our networks. Local service and airtime revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale.

We periodically make claims for recovery of access charges on certain minutes of use terminated by us on behalf of other carriers. We recognize revenue in the period that we are able to estimate the amount and when the collection of such amount is considered probable.

Trade Accounts Receivable

We sell our services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky. We have credit and collection policies to maximize collection of trade receivables and we require deposits on certain sales. We maintain an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. We include bad debt expense in customer operations expense in our consolidated statements of operations.

Long-lived Asset Recovery

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

We passed step one of this recoverability testing and therefore, no further testing for impairment of these assets on either segment was considered necessary. However, on October 31, 2011, in connection with the Business Separation and the related transfer of all of the wireline assets in the tax-free exchange, we assessed the fair value of the asset groups transferred. To the extent that the carrying value of each of the asset groups exceeds the fair value, a pro-rata writedown of these assets to fair value is required. Although the RLEC segment assets passed the undiscounted cash flow recoverability test in ASC 360-10-35, the fair value of the RLEC segment assets was determined to be lower than the carrying value by $20.9 million ($12.7 million net of tax) and an impairment charge was recorded accordingly.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations. Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms. Network plant and equipment are depreciated over various lives from 3 to 50 years, with a weighted average life of approximately 14 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

Goodwill and Indefinite-Lived Intangibles

Goodwill, franchise rights and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. We assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

We use a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, we utilize a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. Our annual testing is performed as of October 1 of each year.

Based on the FCC order adopted on October 27, 2011 and actions taken or projected to be taken by carriers related to network interconnections, we remeasured our RLEC goodwill and franchise rights effective October 27, 2011 and determined that both the RLEC goodwill and franchise rights intangible asset were fully impaired. Accordingly, we recorded a $65.4 million asset impairment charge ($53.0 million after tax). We determined that there was no impairment of the Competitive segment goodwill.

Pension Benefits and Retirement Benefits Other Than Pensions

We sponsor a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by the NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, we have nonqualified pension plans that are accounted for similar to its Pension Plan.

We provide certain health care and life benefits for retired employees that meet eligibility requirements. We have two qualified nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is also contributory. These obligations, along with all of the pension plans and other post retirement benefit plans, are assumed by us. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that we will maintain a consistent level of cost sharing for the benefits with the retirees. Our share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

We also sponsor a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. Our policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service. We fund our 401(k) matching contributions in shares of our common stock.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Prior to the Business Separation, our income taxes were included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS Holdings Corp. However, our income taxes were calculated and provided for on an “as if separate” tax return basis.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. We are required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We will apply the requirements of this ASU to our financial statements for the fiscal year beginning January 1, 2012.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will apply the requirements of this ASU to our goodwill impairment testing beginning with the fiscal year beginning January 1, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. We paid the $177.1 million balance due to NTELOS Inc. on the effective date of the Business Separation (October 31, 2011) by entering into the $370 million post-Business Separation credit facility. As of December 31, 2011, $324.5 million was outstanding under our Credit Facility. As of December 31, 2011, we had a leverage ratio of 3.40:1.00 and an interest coverage ratio 8.10:1.00, both of which are favorable to any future covenant requirement. We have other fixed rate, long-term debt in the form of capital leases totaling $2.1 million as of December 31, 2011.

Under the terms of our Credit Facility, we were required to enter into an interest rate hedge for three years on 50% of the term loans (approximately $155 million). In February 2012, we entered into a 3% interest rate CAP for February 2012 through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby we swap three-month LIBOR with a fixed rate of approximately 0.8% on 50% of the term loan balances outstanding. We will be exposed to interest rate risk on the remaining 50% of the term loan balances and 100% of the revolver outstanding balance. We do not purchase or hold any financial derivative instruments for trading purposes.

At December 31, 2011, our financial assets in the combined balance sheets included unrestricted cash of $10.5 million. Other securities and investments totaled $0.1 million at December 31, 2011.

The following sensitivity analysis indicates the impact at December 31, 2011, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value		Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$324,500	$	N/M	$356,950	$292,050
Capital lease obligations	$2,076		$2,076	$2,284	$1,868

Item 8.	Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Richmond, Virginia

March 23, 2012

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2011	December 31, 2010
Assets

Current Assets
Cash	$10,547	$489
Restricted cash	7,554	8,062
Accounts receivable, net of allowance of $2,822 ($2,117 in 2010)	23,555	21,171
Other receivables	2,390	1,238
Prepaid expenses and other	2,278	2,021

	46,324	32,981

Securities and Investments	128	71

Property, Plant and Equipment
Land and buildings	22,833	22,597
Network plant and equipment	365,101	328,234
Furniture, fixtures and other equipment	13,069	10,097

Total in service	401,003	360,928
Under construction	18,200	8,350

	419,203	369,278
Less accumulated depreciation	119,245	95,372

	299,958	273,906

Other Assets
Goodwill	100,297	133,735
Franchise rights	—	32,000
Other intangibles, less accumulated amortization of $61,742 ($46,355 in 2010)	45,696	65,904
Deferred charges and other assets	6,197	2,196

	152,190	233,835

	$498,600	$540,793

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$2,679	$688
Accounts payable	12,432	12,298
Dividends payable	2,980	—
Advance billings and customer deposits	12,623	11,653
Accrued compensation	2,832	930
Accrued operating taxes	2,624	844
Other accrued liabilities	3,262	1,322

	39,432	27,735

Long-term Liabilities
Long-term debt	323,897	1,417
Obligation to NTELOS Inc.	—	178,616
Retirement benefits	35,728	—
Deferred income taxes	41,204	61,217
Other long-term liabilities	5,028	5,122
Income tax payable	484	500

	406,341	246,872

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares; 0 issued and outstanding in 2011 and 2010	—	—
Common stock, par value $0.01 per share, authorized 55,000 shares; 21,235 shares issued and 21,170 shares outstanding (0 shares issued and outstanding in 2010)	212	—
Additional paid in capital	126,427	—
Accumulated deficit	(57,416)	—
Accumulated other comprehensive loss	(16,840)	—
Business equity	—	265,794

Total Lumos Networks Corp. Stockholders’ Equity	52,383	265,794
Noncontrolling interests	444	392

	52,827	266,186

	$498,600	$540,793

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Operating Revenues	$207,414	$145,964	$130,595

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	78,484	46,407	40,158
Customer operations	19,551	13,243	12,598
Corporate operations	16,251	13,809	8,582
Depreciation and amortization	43,090	31,365	28,641
Asset impairment charges	86,295	—	—
Accretion of asset retirement obligations	116	11	78

	243,787	104,835	90,057

Operating (Loss) Income	(36,373)	41,129	40,538

Other Income (Expenses)
Interest expense	(11,993)	(5,752)	(1,478)
Other income, net	105	43	105

	(11,888)	(5,709)	(1,373)

	(48,261)	35,420	39,165

Income Tax (Benefit) Expense	(4,383)	14,477	15,768

Net (Loss) Income	(43,878)	20,943	23,397

Net Income Attributable to Noncontrolling Interests	(52)	(119)	(39)

Net (Loss) Income Attributable to Lumos Networks Corp.	$(43,930)	$20,824	$23,358

Pro Forma Basic and Diluted (Loss) Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders (Unaudited):
Pro Forma (Loss) Earnings per Share – Basic and Diluted	$(2.11)

Pro forma weighted average shares outstanding – basic and diluted	20,815

Cash Dividends Declared per Share – Common Stock	$0.14

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities
Net (loss) income	$(43,878)	$20,943	$23,397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,703	22,738	21,239
Amortization	15,387	8,627	7,402
Accretion of asset retirement obligations	116	11	78
Asset impairment charges	86,295	—	—
Deferred income taxes	(8,110)	3,463	3,646
Equity-based compensation expense	2,383	1,529	794
Amortization of loan origination costs	132	—	—
Retirement benefits and other	(3,594)	(2,156)	(2,551)
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(2,082)	1,175	237
Decrease (increase) in other current assets	297	(320)	(162)
Changes in income taxes	3,727	593	100
Increase in accounts payable	425	901	79
Increase in other current liabilities	4,572	1,473	130
Retirement benefit contributions and distributions	(465)	—	—

Net cash provided by operating activities	82,908	58,977	54,389

Cash flows from investing activities
Purchases of property, plant and equipment	(61,536)	(40,254)	(37,011)
Purchase of FiberNet, net of cash acquired of $221 and working capital and other adjustments of $6,440	—	(162,283)	—
Acquisition of assets from Allegheny Energy, Inc.	—	—	(26,708)
Pledged deposit for Rural Utilities Service grant	—	(8,062)	—
Return of pledged deposit for Rural Utilities Service grant	508	—	—
Cash reimbursement received from Rural Utilities Service grant	508	—	—
Other	(2,248)	(692)	—

Net cash used in investing activities	(62,768)	(211,291)	(63,719)

Cash flows from financing activities
Proceeds from issuance of long-term debt	310,000	—	—
Proceeds from issuance of revolving credit facility	30,000	—	—
Payment of debt issuance costs	(4,854)	—	—
Cash paid to NTELOS Inc. associated with the Business Separation	(315,000)	—	—
Payments on senior secured term loans	(500)	—	—
Payments on revolving credit facility	(15,000)	—	—
(Payment to) borrowings from NTELOS Inc., net	(14,357)	153,106	9,737
Capital distributions to noncontrolling interests	—	—	(184)
Payments under capital lease obligations	(317)	(306)	(223)
Other	(54)	—	—

Net cash (used in) provided by financing activities	(10,082)	152,800	9,330

Increase in cash	10,058	486	—
Cash:
Beginning of year	489	3	3

End of year	$10,547	$489	$3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Business Equity	Total Lumos Networks Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	—	—	$—	$—	$—	$—	$—	$280,194	$280,194	$418	$280,612
Equity-based compensation expense								794	794		794
Dividends paid to NTELOS Communications Inc.								(31,665)	(31,665)		(31,665)
Capital distributions to noncontrolling interests									—	(184)	(184)
Comprehensive Income:
Net income attributable to Lumos Networks Corp.
Comprehensive income attributable to Lumos Networks Corp.								23,358	23,358
Comprehensive income attributable to noncontrolling interests										39
Total Comprehensive Income											23,397

Balance, December 31, 2009	—	—	—	—	—	—	—	272,681	272,681	273	272,954

Equity-based compensation expense								1,529	1,529		1,529
Dividends paid to NTELOS Communications Inc.								(29,240)	(29,240)		(29,240)
Comprehensive Income:
Net income attributable to Lumos Networks Corp.
Comprehensive income attributable to Lumos Networks Corp.								20,824	20,824
Comprehensive income attributable to noncontrolling interests										119
Total Comprehensive Income											20,943

Balance, December 31, 2010	—	—	—	—	—	—	—	265,794	265,794	392	266,186

Allocation of beginning of year business equity in connection with the Business Separation				262,155		3,639		(265,794)	—		—
Spin-off from NTELOS Holdings Corp.	21,223		212	(138,107)			(14,113)		(152,008)		(152,008)
Equity-based compensation expense				1,694					1,694		1,694
Restricted shares issued, shares issued through the employee stock purchase plan and 401(k) matching contributions and stock options exercised	12			685					685		685
Common shares reacquired through restricted stock forfeits		65							—		—
Cash dividends declared ($0.14 per share)						(2,980)			(2,980)		(2,980)
Dividends paid to NTELOS Communications Inc.						(14,145)			(14,145)		(14,145)
Comprehensive Loss:
Net loss attributable to Lumos Networks Corp.						(43,930)
Unrecognized loss (net) from defined benefit plans, net of $10,798 of deferred income tax asset							(2,847)
Amortization of unrecognized loss from defined benefit plans, net of $77 of deferred income tax asset							120
Comprehensive loss attributable to Lumos Networks Corp.									(46,657)
Comprehensive income attributable to noncontrolling interests										52
Total Comprehensive Loss											(46,605)

Balance, December 31, 2011	21,235	65	$212	$126,427	$—	$(57,416)	$(16,840)	$—	$52,383	$444	$52,827

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Lumos Networks Corp.

Note 1. Organization

On October 14, 2011, NTELOS Holdings Corp. (“NTELOS”) announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations (the “Business Separation”). Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value (the “Common Stock”). The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS stockholders of record as of the close of business on October 24, 2011, the record date (the “Distribution”). On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS’s common stock outstanding, on a post-Reverse Stock Split basis.

In connection with the Business Separation, Lumos Networks paid $315 million to NTELOS on October 31, 2011 (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation.

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region. The Company serves carrier, business and residential customers over a dense fiber network offering data, IP services and voice services utilizing an on-network service strategy. Following a contiguous regional expansion strategy, the Company has expanded from the base rural local exchange carrier (“RLEC”) service territory in rural western Virginia to its current six state regional presence including western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. The Company’s growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions.

On December 1, 2010, the Company acquired from One Communications Corp. (“OCC”) all of the membership interest of Mountaineer Telecommunication, LLC (hereinafter referred to as “FiberNet”) for net cash consideration at closing of $162.5 million. FiberNet is a facility-based Competitive Local Exchange Carrier (“CLEC”) headquartered in Charleston, West Virginia. FiberNet offers voice, data, and IP-based services in West Virginia and portions of Ohio, Maryland, Pennsylvania, Virginia and Kentucky and had approximately 30,000 customer accounts as of the acquisition date and has an extensive fiber network. The FiberNet network provides enhancements that add diversity and capacity to the Company’s combined network of approximately 5,800 route-miles and the increased density provides immediate access to more enterprise customers in new tier two and three markets. NTELOS Inc. funded the acquisition through a combination of a $125 million incremental term loan under its existing senior secured credit facility and cash on hand. The $162.5 million net cash outlay for this purchase transaction was funded by Lumos Networks through an increase to its intercompany obligation with NTELOS Inc., which obligation was settled on October 31, 2011 through the aforementioned $315 million cash payment to NTELOS. Under the terms of the purchase agreement, $5.0 million of the purchase price was put in escrow.

The Company finalized its acquisition accounting related to the purchase of FiberNet prior to December 1, 2011 and recorded the following adjustments, which are reflected in the consolidated balance sheet as of December 31, 2010:

(In thousands)	Increase (decrease)
Assets acquired
Current assets	$386
Property, plant and equipment	50
Goodwill	(844)
Total assets acquired	(408)
Liabilities assumed
Current liabilities	(400)
Long-term debt (capital leases)	(8)
Total liabilities assumed	$(408)

Note 2. Relationship with NTELOS

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward. These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement and intellectual property agreements. The Company also entered into a transition services agreement with NTELOS. During the year ended December 31, 2011, the net expense to the Company related to the transition services agreement was $0.4 million. See Note 13 regarding related party transactions with NTELOS.

Under the tax matters agreement entered into between NTELOS and the Company, the Company is generally required to indemnify NTELOS against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Lumos Networks, (3) certain other actions or failures to act by the Company, or (4) any breach by the Company of certain of its representations or undertakings. The Company’s indemnification obligations to NTELOS and its subsidiaries, officers and directors are not limited by any maximum amount.

Pursuant to the separation and distribution agreement and certain other agreements with NTELOS, NTELOS agreed to indemnify the Company from certain liabilities, and the Company agreed to indemnify NTELOS for certain liabilities.

Note 3. Significant Accounting Policies

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Additionally, the financial information included herein may not necessarily reflect the Company’s financial position, results of operations and cash flows in the future or what the Company’s financial position, results of operations and cash flows would have been had Lumos Networks been an independent, publicly traded company through October 31, 2011. Lumos Networks’ management believes that all historical costs of operations have been reflected in the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments for all periods prior to the Business Separation on October 31, 2011. All significant intercompany accounts and transactions have been eliminated. These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions. These additional expenses for the ten months ended October 31, 2011 were $2.6 million and for the years ended December 31, 2010 and 2009 were $5.1 million (inclusive of $2.8 million of FiberNet acquisition-related costs) and $1.8 million, respectively. The Company believes that these costs would not have been materially different had they been calculated on a standalone basis. However, such expenses may not be indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. Refer to Note 13 for further information regarding allocated expenses.

Revenue Recognition

The Company recognizes revenue when services are rendered or when products are delivered, installed and functional, as applicable. Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period. The Company bills customers certain transactional taxes on service revenues. These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

The Company earns revenue by providing access to and usage of its networks. Local service revenues are recognized as services are provided. Wholesale revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period that it is able to estimate the amount and when the collection of such amount is considered probable.

Cash and Cash Equivalents/Centralized Cash Management Systems

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at December 31, 2011 has maintained a high rating by Standard & Poor’s and Moody’s. At December 31, 2011 and 2010, the Company did not have any cash equivalents.

As of December 31, 2011, all of the Company’s cash was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was negligible for the years ended December 31, 2011, 2010 and 2009.

Prior to the Business Separation, NTELOS Inc. used a centralized cash management program where NTELOS Inc. held a majority of the cash for NTELOS and its subsidiaries, including Lumos Networks. NTELOS Inc. funded the majority of cash disbursements and received the majority of cash receipts for all of its subsidiaries. Cash received by NTELOS Inc. and payments made by NTELOS Inc. which related to Lumos Networks were accounted for by the Company as due to/from NTELOS Inc. and were classified as a non-current asset or long-term borrowing as appropriate and bore interest at a rate that was substantially equal to NTELOS Inc.’s weighted average long-term borrowing rate excluding the effect of debt issuance cost and original issue discount amortization (for balances due to NTELOS Inc.) and NTELOS Inc.’s average earnings rate (for amounts due from NTELOS Inc.).

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government. The project is expected to be completed in or before 2013. The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. The Company received $0.5 million in the fourth quarter of 2011 for the reimbursable portion of the qualified recoverable expenditures through September 30, 2011, and the Company has a $2.4 million receivable for the reimbursable portion of the qualified recoverable expenditures through December 31, 2011. At December 31, 2011, the Company reduced its pledged account to $7.6 million. This escrow account is a non-interest bearing, fully insured account with its primary commercial bank.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $0.3 million and $0.1 million, respectively. The Company’s allowance for doubtful accounts was $2.8 million and $2.1 million as of December 31, 2011 and 2010, respectively.

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

Goodwill, franchise rights and radio spectrum licenses are indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

The Company performed its impairment testing related to its RLEC and Competitive business segments’ indefinite lived intangible assets, goodwill and long-lived assets, including these segments’ amortizable intangible assets, as of October 1, 2011. However, a significant update was required on October 27, 2011 based on actions taken by the Federal Communications Commission (“FCC”). On this date, the FCC adopted, but did not release, an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems. On November 18, 2011, the FCC released the order. In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time. The Company updated its future revenue and cash flow projections based on our understanding of the order at this time. In addition to this, actions were taken or we project will be taken by carriers relating to network interconnections and interconnection rates which had or are projected to have a significant impact to our future access revenues. In performing the impairment testing as of October 27, 2011, the Company’s projections reflected estimations of all of the above factors.

The franchise rights in the RLEC reporting unit largely reflects the value associated with revenues generated from its customers (including other carriers with which the Company interconnects) and future customers based on being the incumbent local exchange carrier and tandem access provider in these rural markets. The Company utilized the Greenfield cash flow valuation method in its impairment testing for this asset. The Greenfield method is an income approach which isolates value to the specific assets being valued and then compares the values to the calculated enterprise value as a validity test. The method is based on a number of assumptions under a start-up scenario but considers the Company’s future projects in modeling the operating results as the business matures.

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

Based on its ASC 360-10-35 testing, the Company determined that both the goodwill on the RLEC segment and the RLEC franchise rights were fully impaired. Accordingly, the Company recorded a $65.4 million asset impairment charge ($53.0 million after tax), which is included in the line item “asset impairment charges” on the consolidated statement of operations for the year ended December 31, 2011. The Company determined that there was no impairment of the Competitive segment goodwill as the fair value of the reporting unit substantially exceeded its carrying value.

The Company performed recovery testing of its long-lived tangible and finite-lived intangible assets as of October 27, 2011 utilizing the methodology noted above in ASC 360-10-35. The Company passed step one of this recoverability testing and therefore, no further testing for impairment of these assets on either segment was considered necessary. However, on October 31, 2011, in connection with the Business Separation and the related transfer of all of the wireline assets in the tax-free exchange, the Company assessed the fair value of the asset groups transferred. To the extent that the carrying value of each of the asset groups exceeds their fair value, a pro-rata writedown of these assets is required. Although the RLEC segment assets passed the undiscounted cash flow recoverability test in ASC 360-10-35, the fair value of the RLEC segment assets was determined to be lower than the carrying value by $20.9 million ($12.7 million net of tax) and an impairment charge was recorded for the amount of this difference. The asset impairment charge is included in the line item “asset impairment charges” on the consolidated statement of operations for the year ended December 31, 2011. The allocation of this charge was as follows:

(In thousands)	2011
Property, Plant and Equipment	$16,032
Customer Intangible	4,661
Trademark	164

Total impairment	$20,857

The following table presents the activity in goodwill for the years ended December 31, 2011 and 2010.

	2011			2010
(In thousands)	Gross Goodwill	Accumulated Impairment Loss	Net Goodwill	Goodwill
Beginning balance	$133,735	$—	$133,735	$49,341
Excess of cash paid over value of tangible assets acquired from the FiberNet business (Competitive segment)	—	—	—	84,394
Impairment of goodwill in the RLEC segment	—	(33,438)	(33,438)	—

Ending balance	$133,735	$(33,438)	$100,297	$133,735

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2011 and 2010, other intangibles were comprised of the following:

		2011		2010
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(59,286)	$107,809	$(45,186)
Trademarks	0.5 to 15 yrs	3,186	(1,884)	3,350	(1,125)
Non-compete agreement	2 yrs	1,100	(572)	1,100	(44)

Total		$107,439	$(61,742)	$112,259	$(46,355)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The amortization for the FiberNet customer relationship intangible is being amortized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2011, 2010 or 2009. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $15.4 million, $8.6 million and $7.4 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
2012	$10,450	$159	$528	$11,137
2013	9,664	159	—	9,823
2014	9,028	159	—	9,187
2015	4,647	159	—	4,806
2016	$2,416	$159	$—	$2,575

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire. The Company records a liability for an asset retirement obligation and the associated asset retirement cost at the time the underlying asset is acquired. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

The Company enters into various facility co-location agreements and is subject to locality franchise ordinances. The Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements. The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

Included in certain of the franchise ordinances under which the RLECs and CLECs operate are clauses that require the removal of the RLEC’s and CLEC’s equipment at the termination of the franchise agreement. The Company has not recognized an ARO for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2011 and 2010:

(In thousands)	2011	2010
Asset retirement obligations, beginning	$1,070	$865
Asset retirement obligations acquired from purchase of FiberNet	—	105
Additional asset retirement obligations recorded, net of adjustments in estimates	(72)	89
Accretion of asset retirement obligations	116	11

Asset retirement obligations, ending	$1,114	$1,070

Deferred Financing Costs

The Company incurred and paid $4.9 million of issuance costs related to the $370 million post-Business Separation credit facility, which was funded on October 31, 2011. These costs were deferred and are being amortized over the life of the related debt instrument using the effective interest method (Note 5).

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expenses in the consolidated statements of operations). Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $0.5 million and $0.6 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

Prior to the Business Separation, Lumos Networks participated in several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) sponsored by NTELOS Inc. On the effective date of the Business Separation, Lumos Networks assumed its portion of the assets and liabilities for these pension benefits and OPEBs. Lumos Networks sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTLEOS prior to October 1, 2003. The Pension Plan was closed to NTELOS employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. Also, Lumos Networks has nonqualified pension plans that are accounted for similar to its Pension Plan.

Lumos Networks provides certain health care and life benefits for retired employees that meet eligibility requirements. The Company has two qualified nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is also contributory. These obligations, along with all of the pension plans and other post retirement benefit plans, are assumed by the Company. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

Lumos Networks sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. In connection with the Business Separation, NTELOS transferred to the Company’s 401(k) plan an amount equal to the account balances of the Company’s employees and former employees in NTELOS’s 401(k) plan. Each of the Company’s participating employees was credited for all service accrued with NTELOS prior to such transfer for all purposes under the Company’s 401(k) plan. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service.

Operating Leases

The Company has operating leases for administrative office space and equipment, certain of which have renewal options. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The Company’s minimum lease term for most leases includes the initial non-cancelable term and at least one renewal period to the extent that the exercise of the related renewal option or options is reasonably assured. A renewal option or options is determined to be reasonably assured if failure to renew the leases imposes an in-substance economic penalty on the Company. Leasehold improvements are depreciated over the shorter of the assets’ useful life or the lease term, including renewal option periods that are reasonably assured.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecogn ized tax benefits in interest expense and income tax expense, respectively. Prior to the Business Separation, the Company’s income taxes were included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS Holdings Corp. However, the Company’s income taxes were calculated and provided for on an “as if separate” tax return basis.

Equity-based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation. Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the consolidated balance sheet. For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

Equity awards prior to the Business Separation were granted in NTELOS stock instruments and the related expense was allocated to the Company. Unvested NTELOS stock instruments were converted to commensurate Lumos Networks stock instruments in connection with and at the time of the Business Separation. The fair value of the common stock options granted during the years ended December 31, 2011, 2010 and 2009 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the share-based awards (Note 8) for the years ended December 31, 2011, 2010 and 2009 and the Company’s 401(k) matching contributions was allocated as follows:

(In thousands)	2011	2010	2009
Cost of sales and services	$314	$230	$148
Customer operations	419	297	143
Corporate operations	1,650	1,002	503

Equity-based compensation expense	$2,383	$1,529	$794

Future charges for equity-based compensation related to instruments outstanding at December 31, 2011 for the years 2012 through 2015 are estimated to be $2.1 million, $1.3 million, $0.4 million and $0.1 million, respectively.

Pro Forma Earnings per Share (Unaudited)

The Company computes pro forma earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding. Prior to the Business Separation, the Company did not have any common stock outstanding and therefore, pro forma earnings per share is calculated based on the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011 for 2011 and is not applicable for prior years.

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

Note 4. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services in two segments as described below.

Competitive: The Company directly or indirectly owns approximately 5,800 route-miles of fiber optic network which it utilizes to provide high capacity transport, data services and broadband Internet access. The Competitive segment offers services in more than 100 geographic markets as well as transport services to retail and carrier customers across the network that reaches portions of Virginia, West Virginia, southwestern Pennsylvania, Maryland, Ohio and Kentucky. The Competitive segment focuses on providing “on-net” fiber-based services, including integrated voice and data service, Metro Ethernet, dedicated high speed Internet access and carrier transport services. As noted in the RLEC section below, revenue and operating expenses from services sold in the RLEC service areas that relate to unregulated services, such as integrated access, DSL, broadband over fiber and video, are reported in the Competitive segment. The Competitive segment pays the RLEC tariff and prevailing market rates for these services, the revenue and expense of which are eliminated in consolidation.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. The Company’s primary RLEC services are voice services and broadband Internet access but also offers IPTV-based video services and high speed broadband Internet in areas where it has deployed fiber to the home. Revenues and operating expenses related to video and Internet services are reported in the Competitive segment.

Revenues from Verizon accounted for approximately 12% of the Company’s total revenue for the years ended December 31, 2010 and 2009, respectively. Revenue from Verizon was derived from RLEC and Competitive segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Competitive	RLEC	Eliminations	Total
As of and for the year ended December 31, 2011
Operating revenues	$154,757	$52,657	$—	$207,414
Intersegment revenues(1)	644	4,632	(5,276)	—
Depreciation and amortization and accretion of asset retirement obligations	29,579	13,627	—	43,206
Asset impairment charges	—	86,295	—	86,295
Equity-based compensation expense	1,474	909	—	2,383
Business Separation charges(2)	1,019	339	—	1,358
Acquisition related charges	71	—	—	71
Operating (loss) income	29,955	(66,328)	—	(36,373)

Capital expenditures	45,720	15,816	—	61,536

Goodwill	100,297	—	—	100,297

Total assets	$355,979	$142,621	$—	$498,600

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

Business Separation charges include audit, legal and other professional fees incurred during the period related to the Company’s separation from NTELOS Holdings Corp. into a separate publicly traded company (Note 1). These charges are included in corporate operations expense on the statement of operations.

(In thousands)	Competitive	RLEC	Eliminations	Total
As of and for the year ended December 31, 2010
Operating revenues	$88,471	$57,493	$—	$145,964
Intersegment revenues(1)	1,036	4,254	(5,290)	—
Depreciation and amortization and accretion of asset retirement obligations	17,272	14,104	—	31,376
Equity-based compensation expense	816	713	—	1,529
Acquisition related charges(2)	3,020	—	—	3,020
Operating income	16,208	24,921	—	41,129

Capital expenditures	27,950	12,304	—	40,254

Goodwill	100,297	33,438	—	133,735

Total assets	$345,259	$195,534	$—	$540,793

(In thousands)	Competitive	RLEC	Eliminations	Total
For the year ended December 31, 2009
Operating revenues	$71,086	$59,509	$—	$130,595
Intersegment revenues(1)	963	4,216	(5,179)	—
Depreciation and amortization and accretion of asset retirement obligations	13,760	14,959	—	28,719
Equity-based compensation expense	346	448	—	794
Operating income	13,704	26,834	—	40,538

Capital expenditures	26,075	10,936	—	37,011
Acquisition of assets from Allegheny Energy, Inc.	$26,708	$—	$—	$26,708

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

Acquisition related charges include legal and other professional fees incurred during 2010 related to the Company’s acquisition of the FiberNet business from One Communications Corp., which closed on December 1, 2010.

Note 5. Long-Term Debt

As of December 31, 2011 and 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	2011	2010
Credit facility	$324,500	$—
Long-term obligation to NTELOS Inc.	—	178,616
Capital lease obligations	2,076	2,105

	326,576	180,721

Less: current portion of long term debt	2,679	688

	$323,897	$180,033

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $15 million of which was outstanding as of December 31, 2011; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate. The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At December 31, 2011, Lumos Networks’ leverage ratio (as defined under the credit agreement) was 3.40:1.00 and its interest coverage ratio was 8.10:1.00. The Credit Facility requires that the leverage ratio not exceed 4.00:1.00 through September 30, 2014 (and 3.75:1.00 thereafter) and the interest coverage ratio not be less than 3.25:1:00. The Credit Facility also sets a maximum distributable amount that limits restricted payments, including the payment of dividends. The initial distributable amount was set at $5 million at the date of funding and, on January 1, 2012, the distributable amount was increased by $12 million. For each year thereafter the amount will be increased by the greater of $12 million or 75% of free cash flow (as defined under the credit agreement). The distributable amount is reduced by any restricted payments including dividend payments. The distributable amount as of December 31, 2011 was $5 million.

In connection with entering into the Credit Facility, the Company has deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the year ended December 31, 2011 was $0.1 million.

The aggregate maturities of the Term Loan A and Term Loan B are $2.0 million in 2012, $7.5 million in 2013, $7.5 million in 2014, $13.0 million in 2015, $90.0 million in 2016 and $189.5 million in 2017. The revolver is payable in full in 2016.

The Company’s blended average interest rate on its long-term debt for the year ended December 31, 2011 was 5.4%.

Long-term obligation to NTELOS Inc.

Prior to the Business Separation, NTELOS Inc. used a centralized cash management program, where NTELOS Inc. held a majority of the cash for NTELOS Holdings Corp. and its subsidiaries, inclusive of the subsidiaries that now comprise Lumos Networks. NTELOS Inc. funded the majority of cash disbursements and received the majority of cash receipts for all of its subsidiaries. Cash received by NTELOS Inc. and payments made by NTELOS Inc. which related to Lumos Networks were accounted for by the Company as securities and investments or long-term borrowings as appropriate and bore interest at a rate that was substantially equal to NTELOS Inc.’s weighted average interest rate from its total debt, excluding the effect of debt issuance cost and original issue discount amortization. This weighted average interest rate was approximately 3.6% and 5.3% for the year ended December 31, 2011 and 2010, respectively. The long-term obligation to NTELOS Inc. as of December 31, 2010 primarily represents the $162.5 million cash consideration paid for the acquisition of FiberNet on December 1, 2010 and the approximate $27 million cash consideration paid for the Allegheny asset acquisition on December 31, 2009. The Company used the proceeds from its post-Business Separation Credit Facility (described above) to make a payment of $315 million to NTELOS Inc. to satisfy its obligation to NTELOS Inc. at the consummation of the Business Separation.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At December 31, 2011, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.0 million, respectively. In addition, the Company has $0.8 million of capital leases primarily on telephony equipment from the FiberNet acquisition. As of December 31, 2011, the total net present value of the Company’s future minimum lease payments is $2.1 million. As of December 31, 2011, the principal portion of these capital lease obligations is due as follows: $0.6 million in 2012, $0.6 million in 2013, $0.4 million in 2014, $0.3 million in 2015 and $0.2 million thereafter.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Cash payments for:
Interest (net of amounts capitalized)	$2,261	$29	$28
Income taxes	87	263	94
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	2,900	2,492	588
Borrowings under capital leases	990	498	328
Dividend paid through increase in borrowings from NTELOS Inc.	14,145	29,240	31,655
Dividend declared not paid	$2,980	$—	$—

The amount of interest capitalized was less than $0.1 million in the year ended December 31, 2011 and was $0.1 million in each of the years ended December 31, 2010 and 2009.

The net assets acquired by Lumos Networks in the Business Separation were effectively settled with the $315 million cash payment from Lumos Networks to NTELOS on October 31, 2011 (Note 1). Of this payment, $177.1 million represented the payoff of intercompany debt owed to NTELOS which was generated from the pre-Business Separation centralized cash management system (Note 2) and the transfer of assets and liabilities between NTELOS and the subsidiaries of NTELOS that now comprise Lumos Networks.

Note 7. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. There is no market for the senior credit facility and the capital lease obligations so fair value is assumed to equal carrying value in the table below. The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions. The following is a summary by balance sheet category:

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2011 and 2010.

Financial Instruments (In thousands)	Face Amount	Carrying Amount	Fair Value
December 31, 2011
Financial assets:
Cash	$10,547	$10,547	$10,547
Long-term investments for which it is not practicable to estimate fair value	N/A	128	N/A
Financial liabilities for which it is not practicable to estimate fair value:
Senior credit facility	324,500	324,500	324,500
Capital lease obligations	$2,076	$2,076	$2,076
December 31, 2010
Financial assets :
Cash	$489	$489	$489
Financial liabilities for which it is not practicable to estimate fair value:
Capital lease obligations	$2,105	$2,105	$2,105

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.1 million as of December 31, 2011 represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank. This investment is carried under the cost method.

Under the terms of our Credit Facility, the Company was required to enter into an interest rate hedge for three years on 50% of the term loans outstanding (approximately $155 million at December 31, 2011) early in the first quarter of 2012. In February 2012, the Company entered into a 3% interest rate CAP through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby the Company swaps three-month LIBOR with a fixed rate of approximately 0.8%.

Note 8. Stockholders’ Equity

On February 23, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on April 12, 2012 to stockholders of record on March 14, 2012.

Prior to the Business Separation, the Company did not have any common stock outstanding. As such, basic earnings per share for the year ended December 31, 2011 is computed on a pro forma basis by dividing net loss by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011, as if such shares had been outstanding for the entire year. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities are anti-dilutive, they are excluded from the calculation of earnings per share at December 31, 2011.

The computations of pro forma basic and diluted loss per share for the year ended December 31, 2011 is as follows (Unaudited):

(In thousands)	2011
Numerator:
Loss applicable to common shares for earnings-per-share computation	$(43,930)

Denominator:
Total shares outstanding	21,170
Less: unvested shares	(352)
Less: effect of calculating weighted average shares	(3)

Denominator for basic earnings per common share – weighted average shares outstanding	20,815
Plus: weighted average unvested shares	—
Plus: common stock equivalents of stock options exercised	—

Denominator for diluted earnings per common share – weighted average shares outstanding	20,815

For the year ended December 31, 2011, the denominator for diluted loss per common share is equal to the denominator for basic loss per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive (416 at December 31, 2011).

Note 9. Stock Plans

Upon the Business Separation on October 31, 2011, all outstanding NTELOS stock options and restricted stock awards for the Company’s employees and non-employee directors were replaced with 1,463,819 and 409,690 Company stock option and restricted stock awards, respectively, based on a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Business Separation. The specific formula for the adjustment of the number of stock options and restricted stock and the strike price of the stock options was contained in the employee matters agreement that was executed on the date of separation. These awards had substantially the same terms and conditions as the NTELOS stock options and restricted stock awards that they replaced.

Under the guidance in ASC 718, a modification event occurs when there is a change in any of the terms or conditions of a share-based payment award, which includes the spin-off of a business entity. Accordingly, Lumos Networks’ spin-off from NTELOS qualified as a modification event which required Lumos Networks to determine incremental compensation expense, if any, resulting from the modification event. The computation of incremental compensation cost was determined by comparing the fair value of the NTELOS equity awards immediately before the Business Separation to the fair value of the replacement equity awards immediately after the Business Separation. Based on this computation, the Company determined that there was no incremental compensation expense to the Company related to the replacement of NTELOS equity-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards.

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000. As of December 31, 2011, 2,071,374 securities remained available for issuance under the Equity and Cash Incentive Plan, reflective of the equity awards from NTELOS that were replaced with Company awards on the date of the Business Separation, as described above, and post-Business Separation equity award activity. Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

Subsequent to the Business Separation through December 31, 2011, the Company issued 20,514 stock options under the Equity and Cash Incentive Plan. The options issued under the Employee Equity and Cash Incentive Plan generally vest one-fourth annually beginning one year after the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors . No options expired during the period. Additionally, during the period subsequent to the Business Separation through December 31, 2011, the Company issued 7,425 shares of restricted stock under the Equity and Cash Incentive Plan. These restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

Stock options must be granted under the Equity and Cash Incentive Plan at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant. Options and other awards under the Equity and Cash Incentive Plan may be exercised in compliance with such requirements as determined by a committee of the board of directors. All options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the following table. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. For awards granted after the Business Separation, the Company used peer group and other publicly available market data to estimate volatility assumptions as the Company was not publicly traded until November 2011 and did not have an adequate trading history to estimate its actual volatility. The expected option life represents the period of time that the options granted are expected to be outstanding. The expected dividend yield is estimated based on the Company’s expected dividend yields at the date of the grant.

November 1, 2011 through December 31, 2011
Risk-free interest rate	1.55%
Expected volatility	34.7%
Expected dividend yield	3.09% to 3.23%
Weighted-average expected dividend yield	3.10%
Expected term	7 years

The summary of the activity and status of the Company’s stock options for the year ended December 31, 2011, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	—	$—
Converted options issued by the Company on the October 31, 2011 Business Separation date	1,464	14.58
Granted subsequent to the Business Separation	21	15.48
Forfeited subsequent to the Business Separation	(137)	14.67

Outstanding at December 31, 2011	1,348	14.58	7.8 years	$1,022

Exercisable at December 31, 2011	556	14.56	6.7 years	$432

Total expected to vest at December 31, 2011	715	$14.60		$531

The weighted-average grant date fair value per share of stock options granted subsequent to the Business Separation through December 31, 2011 was $3.95. No options were exercised subsequent to the Business Separation through December 31, 2011. The total fair value of options that vested subsequent to the Business Separation through December 31, 2011 was $0.1 million. As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The summary of the activity and status of the Company’s restricted stock for the year ended December 31, 2011, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2011	—	$—
Converted restricted stock issued by the Company on the October 31, 2011 Business Separation date	410	14.46
Granted subsequent to the Business Separation	7	15.20
Forfeited subsequent to the Business Separation	(65)	14.54

Restricted stock outstanding at December 31, 2011	352	$14.46

As of December 31, 2011, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available. New common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the period November 1, 2011 through December 31, 2011, 719 shares were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the period November 1, 2011 through December 31, 2011.

Note 10. Income Taxes

Lumos Networks’ operations through the Business Separation date are included in the NTELOS consolidated federal and certain unitary or consolidated state income tax returns. During these periods, income taxes for the Company are calculated on a separate tax return basis. The components of income tax expense (benefit) are as follows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Current tax expense:
Federal	$—	$8,515	$9,602
State	3,727	2,499	2,520

	3,727	11,014	12,122

Deferred tax expense (benefit):
Federal	(3,657)	3,275	3,373
State	(4,453)	188	273

	(8,110)	3,463	3,646

	$(4,383)	$14,477	$15,768

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Computed tax expense (benefit) at statutory federal rate of 35%	$(16,891)	$12,397	$13,708
Nondeductible goodwill impairment charge	11,703	—	—
Nondeductible compensation	637	378	238
Noncontrolling interests	18	(42)	(14)
State income taxes (benefits), net of federal income tax benefit (expense)	(472)	1,746	1,816
Other	622	(2)	20

	$(4,383)	$14,477	$15,768

The Company recognized a tax benefit of $1.8 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the post Business Separation period in 2011 in accordance with FASB ASC 715. Additionally, on the date of the Business Separation, in connection with the transfer of these underlying employee benefit plans, $9.0 million of the related NTELOS deferred tax benefit associated with the unrealized actuarial losses from these plans was transferred to the Company.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Deferred income tax assets:
Retirement benefits other than pension	$5,349	$2,963
Pension and related plans	9,022	1,457
Net operating loss	5,020	1,517
Debt issuance and discount	—	—
Accrued expenses	2,623	553
Other	2,523	1,375

	24,537	7,865

Deferred income tax liabilities:
Property and equipment	57,098	44,007
Intangibles	8,643	25,075

	65,741	69,082

Net deferred income tax liability	$41,204	$61,217

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of December 31, 2011. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million. Based on the IRC 382 Limit, the Company expects to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022. In addition, the Company expects to realize an NOL for the tax year 2011 as a result of the significant increase in bonus depreciation due to the passage of the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.” The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. A reconciliation of the change in the UTB balance for the years ended December 31, 2011 and 2010 is as follows:

(In thousands)	2011	2010

Balance at beginning of the year	$500	$136
Additions for tax positions related to the current year	—	235
Increases (reductions) for tax positions related to prior years	(16)	129

	$484	$500

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2009-2011 and 2008-2011, respectively.

Note 11. Pension Plans and Other Postretirement Benefits

Prior to the Business Separation, a substantial number of the Company’s employees were covered by several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) sponsored by NTELOS Inc. Accordingly, the Company was allocated net periodic benefit costs relating to individuals that could be identified as directly supporting the Company. Concurrent with the Business Separation, the Company established its own qualified and nonqualified pension plans and OPEBs for its employees. The Company initially measured the plan as of October 31, 2011 based on actual plan assets transferred to the Company effective upon the Business Separation and the actual plan participants and their respective accrued benefits. In addition to the transfer of the assets and obligations from these plans, the related unrealized actuarial losses from these plans as determined on the October 31, 2011 measurement date was transferred from NTELOS.

The Company’s total expense recognized for all qualified and nonqualified pension and OPEBs plans discussed below, including those expenses allocated to it prior to the Business Separation, were $2.8 million, $2.4 million and $3.5 million in 2011, 2010 and 2009, respectively.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2011 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
(In thousands)	December 31, 2011
Change in benefit obligations:
Benefit obligations, October 31, 2011	$60,181	$12,157
Service cost	312	12
Interest cost	451	91
Actuarial loss	3,528	318
Benefits paid, net	(411)	(67)

Benefit obligations, end of period	64,061	12,511

Change in plan assets:
Fair value of plan assets, October 31, 2011	$45,531	—
Actual return on plan assets	(11)	—
Employer contributions	—	67
Benefits paid	(411)	(67)

Fair value of plan assets, end of period	$45,109	—

Funded status:
Total liability, end of period	$18,952	$12,511

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2011 and October 31, 2011 was $56.5 million and $53.3 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases. The Company has classified the projected amount to be paid in 2012 of $1.0 million related to the other postretirement benefit plans and the nonqualified pension plans (discussed below) in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2011.

The following table provides the components of net periodic benefit cost for the plans for the period November 1, 2011 to December 31, 2011:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Components of net periodic benefit cost:
Service cost	$312	$12
Interest cost	452	91
Expected return on plan assets	(572)	—
Amortization of actuarial loss	197	—

Net periodic benefit cost	$389	$103

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Unrecognized actuarial losses for the period November 1, 2011 through December 31, 2011 were $4.1 million and $0.3 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2011 related to these respective plans was $14.4 million, net of a $9.2 million deferred tax asset, and $0.8 million, net of a $0.5 million deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2011 and October 31, 2011 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2011	October 31, 2011	December 31, 2011	October 31, 2011
Discount rate	4.30%	4.60%	4.30%	4.60%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the period November 1, 2011 through December 31, 2011 are:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Discount rate	4.60%	4.60%
Expected return on plan assets	7.75%	N/A
Rate of compensation increase	3.00%	N/A

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations. In doing so, the Company utilizes a Citigroup Pension Discount Curve applied against the Company’s estimated defined benefit payments to derive a blended rate. The Citigroup Pension Discount Curve is derived from over 350 Aa corporate bonds. The Company also compares this to a Moody’s ten year Aa bond index for reasonableness.

For measurement purposes, an 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 for the obligation as of December 31, 2011. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $1.8 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $1.4 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2011 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category as of December 31, 2011 and the fair value by asset category as of December 31, 2011 and 2010 were as follows:

	As of December 31, 2011
Asset Category (dollars in thousands)	Actual Allocation	Fair Value
Large Cap Value	34%	$15,088
Large Cap Blend	17%	7,536
Mid Cap Blend	6%	2,846
Small Cap Blend	4%	1,896
Foreign Stock – Large Cap	7%	3,040
Bond	29%	13,281
Cash and cash equivalents	3%	1,422

Total	100%	$45,109

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	67%	70%
Bond securities and cash equivalents	33%	30%

Total	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2011. At December 31, 2011, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

The assumed long term return noted above is the target long term return. Overall return, risk adjusted return, and management fees are assessed against a peer group and benchmark indices. Reporting on asset performance is provided quarterly and review meetings are held semi-annually. In addition to normal rebalancing to maintain an adequate cash reserve, projected cash flow needs of the plan are reviewed at least annually to ensure liquidity is properly managed.

The Company expects to contribute $2.0 million to the pension plan in the first quarter of 2012. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2012 to be $2.7 million (which includes $1.5 million of loss in other comprehensive income expected to be recognized as a component of net period benefit cost) and $0.6 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands) Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2012	$2,611	$603
2013	2,619	585
2014	2,640	584
2015	2,745	581
2016	2,963	611
2017-2021	$16,879	$3,332

Other Benefit Plans

In connection with the Business Separation, NTELOS transferred benefit obligations of $2.5 million related to the Company’s employees or former employees into a new supplemental executive retirement plan. In addition, the transfer of the benefit obligation triggered the transfer of a gross unrealized loss of $1.0 million. The projected benefit obligation and the accumulated benefit obligation associated with this plan at December 31, 2011 were $4.3 million and $2.5 million, respectively. The Company recognized $0.2 million of expense from previously unrecognized loss related to the supplemental executive retirement plan during the period November 1, 2011 through December 31, 2011. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2011 related to this plan was $1.6 million, net of a $1.0 million deferred tax asset. The estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be $0.1 million annually for each of the years 2012 through 2016 and $1.6 million in aggregate for the years 2017 through 2021.

The Company also has certain other nonqualified defined benefit pension plans assumed from a prior merger. The projected benefit obligation related to these plans at December 31, 2011 was $0.9 million, with expected future payments of $0.4 million in 2012 and 2013 and $0.1 million or less thereafter. These nonqualified plans have no plan assets and are also closed to new participants.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.7 million, $0.5 million and $0.5 million for the year ended December 31, 2011, 2010 and 2009, respectively. Effective June 1, 2009, the Company began funding its 401(k) matching contributions in shares of the Company’s common stock (NTELOS common stock prior to the Business Separation).

Note 12. Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 was $3.8 million, $2.2 million and $1.7 million, respectively. The total amount committed under these lease agreements at December 31, 2011 is: $1.9 million in 2012, $1.6 million in 2013, $1.4 million in 2014, $1.5 million in 2015, $1.4 million in 2016 and $5.5 million for the years thereafter.

Other Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company has had lawsuits filed against it totaling $4.5 million for which a loss is “reasonably possible” under applicable accounting standards. The outcome of such matters is difficult to determine and the Company intends to vigorously contest and defend its positions; as such, the Company has no accrual established related to these lawsuits. In addition, the Company has received access disputes from a carrier totaling $8.2 million for which the Company has reserved $4.7 million, representing the Company’s best estimate of the outcome of these disputes. The Company does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. The Company has disputed access charges with an RLEC totaling $6.3 million for which the Company has no reserve. While the outcome of this and other such matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $2.9 million as of December 31, 2011, which are expected to be satisfied during 2012.

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward. These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement and intellectual property agreements and within such agreements, the companies are required to indemnify each other regarding certain matters (Note 2).

Note 13. Related Party Transactions

Prior to the Business Separation, NTELOS Inc. provided a variety of administrative services to Lumos Networks. Costs of these services were allocated or charged to the Company based on either the actual costs incurred or NTELOS Inc.’s estimate of expenses relative to the services provided to other subsidiaries of NTELOS Inc. The Company believes that these allocations were made on a reasonable basis, and that receiving these services from NTELOS Inc. created cost efficiencies. Lumos Networks management believes that all historical costs of operations have been reflected in the consolidated statements of operations for each period presented, but these costs do not reflect the amount of actual costs the Company would have incurred had it been an independent, publicly traded company prior to October 31, 2011. These services and transactions included the following:

•	Cash management and other treasury services;

•	Administrative services such as legal, regulatory, tax, employee benefit administration, internal audit, purchasing, accounting, information technology and human resources;

•	Network monitoring;

•	Executive oversight;

•	Equity-based compensation plan administration; and

•	Insurance coverage.

Banking and Treasury Functions

Prior to the Business Separation, NTELOS Inc. provided cash management and treasury services to the Company. This arrangement provided efficient avenues for liquidity in a structure that minimized or eliminated currency risk to the Company. Interest was charged by both parties based on NTELOS Inc.’s long term debt weighted average borrowing rate excluding the effect of debt issuance cost and original issue discount amortization and was reflected in interest expense on the consolidated statements of operations for the Company. The amount of interest expense related to this arrangement for the period January 1, 2011 through October 31, 2011 and for the years ended December 31, 2010 and 2009 was $9.5 million, $4.9 million and $1.4 million, respectively.

Allocation of General and Administrative Corporate Expenses

Expenses relating to services provided to the Company by NTELOS Inc. prior to the Business Separation have been allocated to the Company and are reflected in the consolidated financial statements. These services include treasury, accounting, tax, legal, internal audit, human resources, general management, insurance, risk management and other functions such as board of directors and other centrally managed employee benefit arrangements that benefitted the Company’s business. The allocations of costs were estimated based on NTELOS Inc.’s employees’ percentage of time spent on Lumos Networks matters. The costs that NTELOS Inc. allocated include overhead and other indirect costs. The Company has recorded allocated costs of $7.3 million, $8.0 million and $7.7 million on its consolidated statements of operations for the period January 1, 2011 through October 31, 2011 and for the year ended December 31, 2010 and 2009, respectively, inclusive of certain corporate expenses which were not previously allocated to the segments (Note 2). Additionally, $2.8 million of FiberNet acquisition related costs were allocated to the Company in 2010.

Equity-Based Compensation Plan Administration

Prior to the Business Separation, Lumos Networks employees participated in the NTELOS Inc. equity incentive plans. NTELOS Inc. has two equity incentive plans administered by the Compensation Committee of NTELOS Holdings Corp’s board of directors, which permit the grant of long-term incentives to employees, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.

Total equity-based compensation expense related to all of the share-based awards granted to employees of Lumos Networks and allocated from NTELOS Inc. and NTELOS Inc.’s 401(k) matching contributions for employees of Lumos Networks totaled $2.4 million, $1.5 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012 to be filed with the Commission pursuant to Regulation 14A.

We have adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at http://ir.lumosnetworks.com/govdocs.aspx?iid=4293608. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders 2011 Equity and Cash Incentive Plan	1,348,270	$14.58	2,071,374
Employee Stock Purchase Plan	—	—	99,281
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,348,270	$14.58	2,170,655

All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

(3)	Exhibits

The exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

3.1(1)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.

3.2(1)	Amended and Restated Bylaws of Lumos Networks Corp.

4.1(2)	Form of Common Stock Certificate of Lumos Networks Corp.

4.2(3)	Shareholders Agreement, dated as of October 31, 2011, by and between Lumos Networks Corp. and the shareholders listed on the signature pages thereto

10.1(3)	Transition Services Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.2(1)	Employee Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.3(1)	Tax Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.4(1)	Trademark and Domain Name Assignment and License Agreement, dated as of October 31, 2011, by and among NTELOS Holdings Corp. and all of its controlled affiliates and Lumos Networks Corp. and other parties set forth in the agreement

10.5(3)	Software and Proprietary Information Agreement, dated as of October 31, 2011, between NTELOS Holdings Corp. and Lumos Networks Corp.

10.6(4)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and Mary McDermott

10.7(4)	Employment Agreement, dated December 7, 2010, between NTELOS Holdings Corp. and James A. Hyde relating to Lumos Networks Corp.

10.8(4)	Employment Agreement, dated July 29, 2011, between Lumos Networks Corp. (f/k/a NTELOS Wireline One Inc.) and Michael B. Moneymaker

10.9(1)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan

10.10(1)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan

10.11(3)	Credit Agreement, dated as of September 8, 2011, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.12(4)	Employment Agreement, dated September 19, 2011, between Harold L. Covert and Lumos Networks Operating Company and Lumos Networks Corp.

10.13*	Employment Agreement, dated November 1, 2011, between David J. Keller and Lumos Networks Operating Company and Lumos Networks Corp.

10.14*	Form of Stock Option Award

10.15*	Form of Restricted Stock Award – Non Officer

10.16*	Form of Restricted Stock Award – Officer

10.17*	Stock Option Award for James A. Hyde

10.18*	Restricted Stock Award for James A. Hyde

21.1*	Subsidiaries of Lumos Networks Corp.

23.1*	Consent of KPMG LLP

31.1*	Certificate of James A. Hyde, Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1*	Certificate of James A. Hyde, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(3)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed August 9, 2011.
(4)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed October 17, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ James A. Hyde

Name:	James A. Hyde
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James A. Hyde	Chief Executive Officer, Director	March 23, 2012
James A. Hyde	(principal executive officer)

/s/ Michael B. Moneymaker	President, Director	March 23, 2012
Michael B. Moneymaker

/s/ Harold L. Covert	Executive Vice President, Chief Financial Officer and	March 23, 2012
Harold L. Covert	Treasurer (principal financial officer)

/s/ Kenneth R. Boward	Senior Vice President and Chief Accounting Officer	March 23, 2012
Kenneth R. Boward	(principal accounting officer)

/s/ Steven G. Felsher	Director	March 23, 2012
Steven G. Felsher

/s/ Robert E. Guth	Director	March 23, 2012
Robert E. Guth

/s/ Michael Huber	Director	March 23, 2012
Michael Huber

/s/ Julia B. North	Director	March 23, 2012
Julia B. North

/s/ Michael K. Robinson	Director	March 23, 2012
Michael K. Robinson

/s/ Jerry E. Vaughn	Director	March 23, 2012
Jerry E. Vaughn