Form 10-Q
period 2012-03-31
Lumos Networks Corp.
filed 2012-05-04
CIK 1520744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-35180

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

There were 21,396,721 shares of the registrant’s common stock outstanding as of the close of business on April 30, 2012.

LUMOS NETWORKS CORP.

2012 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp

(Unaudited)

(In thousands)	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$2	$10,547
Restricted cash	7,222	7,554
Accounts receivable, net of allowance of $3,037 ($2,822 in 2011)	22,111	23,555
Other receivables	2,644	2,390
Prepaid expenses and other	3,127	2,278

	35,106	46,324

Securities and Investments	232	128

Property, Plant and Equipment
Land and buildings	22,102	22,833
Network plant and equipment	373,931	365,101
Furniture, fixtures and other equipment	14,843	13,069

Total in service	410,876	401,003
Under construction	25,670	18,200

	436,546	419,203
Less accumulated depreciation	125,639	119,245

	310,907	299,958

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $64,524 ($61,742 in 2011)	42,915	45,696
Deferred charges and other assets	6,014	6,197

	149,226	152,190

	$495,471	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2012	December 31, 2011
Liabilities and Equity
Current Liabilities
Current portion of long-term debt	$4,109	$2,679
Accounts payable	13,369	12,432
Dividends payable	2,979	2,980
Advance billings and customer deposits	12,641	12,623
Accrued compensation	1,430	2,832
Accrued operating taxes	3,330	2,624
Other accrued liabilities	3,925	3,262

	41,783	39,432

Long-term Liabilities
Long-term debt	312,894	323,897
Retirement benefits	34,074	35,728
Deferred income taxes	44,736	41,204
Other long-term liabilities	4,963	5,028
Income tax payable	484	484

	397,151	406,341

Commitments and Contingencies
Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 55,000 shares; 21,333 shares issued and 21,277 shares outstanding (21,235 shares issued and 21,170 shares outstanding in 2011)	213	212
Additional paid in capital	127,519	126,427
Treasury stock, 56 shares at cost (65 shares in 2011)	—	—
Accumulated Deficit	(55,093)	(57,416)
Accumulated other comprehensive loss	(16,568)	(16,840)

Total Lumos Networks Corp. Stockholders’ Equity	56,071	52,383
Noncontrolling Interests	466	444

	56,537	52,827

	$495,471	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Operating Revenues	$51,412	$52,644
Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	19,377	20,065
Customer operations	5,130	5,160
Corporate operations	6,070	3,884
Depreciation and amortization	9,220	11,002
Accretion of asset retirement obligations	30	28

	39,827	40,139

Operating Income	11,585	12,505
Other Income (Expenses)
Interest expense	(2,987)	(3,718)
Gain on interest rate derivatives	146	—
Other income, net	8	14

	(2,833)	(3,704)

	8,752	8,801
Income Tax Expense	3,443	3,738

Net Income	5,309	5,063
Net Income Attributable to Noncontrolling Interests	(22)	(48)

Net Income Attributable to Lumos Networks Corp.	$5,287	$5,015

Basic and Diluted Earnings Per Common Share Attributable to Lumos
Networks Corp. Stockholders:
Income per share-basic	$0.25
Income per share-diluted	$0.25
Weighted average shares outstanding - basic	20,850
Weighted average shares outstanding - diluted	21,237
Cash Dividends Declared per Share - Common Stock	$0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$5,309	$5,063
Other comprehensive income, net of tax:
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $173 of deferred tax asset	272	—

Other comprehensive income, net of tax	272	—

Total comprehensive income	5,581	5,063
Less: comprehensive income attributable to noncontrolling interests	(22)	(48)

Comprehensive income attributable to Lumos Networks Corp.	$5,559	$5,015

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$5,309	$5,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,439	6,894
Amortization	2,781	4,108
Accretion of asset retirement obligations	30	28
Deferred income taxes	3,267	3,332
Gain on interest rate swap derivatives	(146)	—
Equity-based compensation expense	1,011	688
Amortization of loan origination costs	199	—
Retirement benefits and other	780	(357)
Changes in assets and liabilities from operations:
Decrease in accounts receivable	1,392	663
Increase in other current assets	(959)	(989)
Changes in income taxes	296	(30)
Increase (decrease) in accounts payable	1,308	(2,161)
(Decrease) increase in other current liabilities	(228)	1,409
Retirement benefit contributions and distributions	(2,252)	—

Net cash provided by operating activities	19,227	18,648

Cash flows from investing activities
Purchases of property, plant and equipment	(17,369)	(16,249)
Return of investment in restricted cash	332	—
Cash reimbursement received from government grant	332	—
Other	(538)	—

Net cash used in investing activities	(17,243)	(16,249)

Cash flows from financing activities
Borrowings from NTELOS Inc. net	—	3,527
Repayments on senior secured term loans	(500)	—
Repayments on revolving credit facility, net	(8,934)	—
Cash dividends paid on common stock	(2,965)	—
Dividends paid to NTELOS Inc.	—	(5,345)
Payments under capital lease obligations	(172)	(280)
Other	42	—

Net cash used in financing activities	(12,529)	(2,098)

(Decrease) increase in cash	(10,545)	301
Cash:
Beginning of period	10,547	489

End of period	$2	$790

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region. The Company serves carrier, business and residential customers over a dense fiber network offering data, IP services and voice services utilizing an on-network service strategy. Following a contiguous regional expansion strategy, the Company has expanded from its rural local exchange carrier (“RLEC”) service territory in rural western Virginia to its current six state regional presence including western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. The Company’s growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions.

Note 2. Relationship with NTELOS

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward. These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement. During the three months ended March 31, 2012, the net expense to the Company related to the transition services agreement was $0.4 million.

Note 3. Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 and for the three months ended March 31, 2011 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for all periods presented on the respective financial statements included herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Additionally, the financial information for 2011 included herein may not necessarily reflect the Company’s financial position, results of operations and cash flows in the future or what the Company’s financial position, results of operations and cash flows would have been had Lumos Networks been an independent, publicly traded company prior to the Business Separation on October 31, 2011. Lumos Networks’ management believes that all historical costs of operations have been reflected in the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercises control. All significant intercompany accounts and transactions have been eliminated.

For all periods prior to the Business Separation on October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments. These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions. These additional expenses for the three months ended March 31, 2011 were $0.9 million. The Company believes that these costs would not have been materially different had they been calculated on a standalone basis. However, such expenses may not be indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. The commercial bank that holds significantly all of the Company’s cash at March 31, 2012 has maintained a high rating by Standard & Poor’s and Moody’s. At March 31, 2012 and December 31, 2011, the Company did not have any cash equivalents. As of March 31, 2012, all of the Company’s cash was held in non-interest bearing deposit accounts which are fully insured by the FDIC. Total interest income related to cash was negligible for the three months ended March 31, 2012 and 2011.

The Company utilizes a zero balance arrangement for its master cash account against a swingline facility that the Company has with its primary commercial bank. Accordingly, as of March 31, 2012, the Company reclassified its book overdraft related to this master cash account of $2.2 million to Accounts Payable on the condensed consolidated balance sheet. The Company has classified this overdraft in cash flows from operating activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government. The project is expected to be completed in or before 2015. The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. The Company received $0.3 million in the first quarter of 2012 for the reimbursable portion of the qualified recoverable expenditures, and the Company has a $2.6 million receivable for the reimbursable portion of the qualified recoverable expenditures through March 31, 2012. At March 31, 2012, the Company reduced its pledged account to $7.2 million. This escrow account is a non-interest bearing, fully insured account with its primary commercial bank.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations. Bad debt expense for each of the three-month periods ended March 31, 2012 and 2011 was $0.2 million. The Company’s allowance for doubtful accounts was $3.0 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, long-term deferred charges, goodwill and intangible assets to be held and used. Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge. The Company believes that no impairment indicators exist as of March 31, 2012 that would require it to perform impairment testing.

Goodwill is an indefinite-lived intangible asset. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred. The Company uses a two-step process to test for goodwill impairment. Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized. In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units. The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of its goodwill during the three months ended March 31, 2012.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At March 31, 2012 and December 31, 2011, other intangibles were comprised of the following:

		March 31, 2012		December 31, 2011
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(61,897)	$103,153	$(59,286)
Trademarks	0.5 to 15 yrs	3,186	(1,923)	3,186	(1,884)
Non-compete agreement	2 yrs	1,100	(704)	1,100	(572)

Total		$107,439	$(64,524)	$107,439	$(61,742)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The amortization for the FiberNet customer relationship intangible is being amortized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2012 or 2011. Amortization expense for the three months ended March 31, 2012 and 2011 was $2.8 million and $4.1 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2012	$7,837	$119	$396	$8,352
2013	9,665	159	—	9,824
2014	9,028	159	—	9,187
2015	4,648	159	—	4,807
2016	2,416	159	—	2,575
2017	$2,097	$159	$—	$2,256

Pension Benefits and Retirement Benefits Other Than Pensions

Prior to the Business Separation, Lumos Networks participated in several qualified and nonqualified pension plans and other postretirement benefit plans (“OPEBs”) sponsored by NTELOS Inc. On the effective date of the Business Separation, Lumos Networks assumed its portion of the assets and liabilities for these pension benefits and OPEBs. Lumos Networks sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTELOS prior to October 1, 2003. The Pension Plan was closed to NTELOS employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

For the three months ended March 31, 2012, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

(In thousands)	Three Months Ended March 31, 2012
Service cost	$511
Interest cost	674
Expected return on plan assets	(879)
Amortization of loss	370

Net periodic benefit cost	$676

Pension plan assets were valued at $50.6 million at March 31, 2012, which included funding contributions in the first quarter of 2012 of $2.0 million, and $45.1 million at December 31, 2011.

For the three months ended March 31, 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

(In thousands)	Three Months Ended March 31, 2012
Service cost	$20
Interest cost	131

Net periodic benefit cost	$151

The Company received an allocated portion of the total benefits expenses for the plans discussed above from NTELOS Inc. during the periods prior to the Business Separation. The total allocated expense for the three months ended March 31, 2011 for these plans was $0.5 million. The Company did not make any specific contributions to fund these plans for the three months ended March 31, 2011.

The total expense recognized for the Company’s nonqualified pension plans for the three months ended March 31, 2012 was $0.2 million, and less than $0.1 million of this expense relates to the amortization of unrealized loss.

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

Equity awards prior to the Business Separation were granted in NTELOS stock instruments and the related expense was allocated to the Company. Unvested NTELOS stock instruments were converted to commensurate Lumos Networks stock instruments in connection with and at the time of the Business Separation. The fair value of the common stock options granted during the three months ended March 31, 2012 and 2011 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the share-based awards for the three months ended March 31, 2012 and 2011 (Note 8) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cost of sales and services	$70	$94
Customer operations	113	112
Corporate operations	828	482

Equity-based compensation expense	$1,011	$688

Future charges for equity-based compensation related to instruments outstanding at March 31, 2012 for the remainder of 2012 and for the years 2013 through 2016 are estimated to be $2.0 million, $1.7 million, $0.8 million, $0.2 million and less than $0.1 million, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the requirements of this pronouncement by providing a condensed consolidated statement of comprehensive income, which follows the condensed consolidated statement of operations in this quarterly report on Form 10-Q.

Note 4. Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services in two segments: Competitive and Rural Local Exchange Carrier (“RLEC”).

Revenues from Verizon accounted for approximately 10% and 9% of the Company’s total revenue for the three months ended March 31, 2012 and 2011, respectively. Revenue from Verizon was derived from RLEC and Competitive segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Competitive	RLEC	Eliminations	Total
As of and for the three months ended March 31, 2012
Operating revenues	$38,916	$12,496	$—	$51,412
Intersegment revenues(1)	215	1,192	(1,407)	—
Depreciation and amortization	6,251	2,969	—	9,220
Accretion of asset retirement obligations	24	6	—	30
Amortization of actuarial losses	334	111	—	445
Equity-based compensation expense	748	263	—	1,011
Operating income	7,191	4,394	—	11,585
Capital expenditures	15,180	2,189	—	17,369
Goodwill	100,297	—	—	100,297
Total assets	$377,966	$117,505	$—	$495,471

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended March 31, 2011
Operating revenues	$38,389	$14,255	$—	$52,644
Intersegment revenues(1)	340	1,055	(1,395)	—
Depreciation and amortization	7,444	3,558	—	11,002
Accretion of asset retirement obligations	22	6	—	28
Equity-based compensation expense	405	283	—	688
Operating income	6,565	5,940	—	12,505
Capital expenditures	$10,825	$5,424	$—	$16,249

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

Note 5. Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Credit facility	$315,066	$324,500
Capital lease obligations	1,937	2,076

	317,003	326,576
Less: current portion of long term debt	4,109	2,679

	$312,894	$323,897

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”) of which $10 million is a swingline facility; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). As of March 31, 2012, there was $6.1 million outstanding under the Revolver, of which $2.1 million was related to the swingline facility. The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business

Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate. The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At March 31, 2012, Lumos Networks’ leverage ratio (as defined under the credit agreement) was 3.37:1.00 and its interest coverage ratio was 8.43:1.00. The Credit Facility requires that the leverage ratio not exceed 4.00:1.00 through September 30, 2014 (and 3.75:1.00 thereafter) and the interest coverage ratio not be less than 3.25:1:00. The Credit Facility also sets a maximum distributable amount that limits restricted payments, including the payment of dividends. The initial distributable amount was set at $5 million at the date of funding and, on January 1, 2012, the distributable amount was increased by $12 million. For each year thereafter the amount will be increased by the greater of $12 million or 75% of free cash flow (as defined under the credit agreement). The distributable amount is reduced by any restricted payments including dividend payments. The distributable amount as of March 31, 2012 was $14.0 million.

Under the terms of the Credit Facility, the Company was required to enter into an interest rate hedge for three years on 50% of the term loans outstanding (approximately $155 million at March 31, 2012) early in the first quarter of 2012. In February 2012, the Company entered into a 3% interest rate cap through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby the Company swaps three-month LIBOR with a fixed rate of approximately 0.8%.

In connection with entering into the Credit Facility, the Company deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the three months ended March 31, 2012 was $0.2 million.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above. The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members. Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks. The current patronage credit percentages are 65% in cash and 35% in equity. These credits are recorded in the condensed consolidated statement of operations as an offset to interest expense. The Patronage credits for the three months ended March 31, 2012 were $0.3 million.

The aggregate maturities of the Term Loan A and Term Loan B are $1.5 million in the remainder of 2012, $7.5 million in 2013, $7.5 million in 2014, $13.0 million in 2015, $90.0 million in 2016 and $189.5 million in 2017. The revolver is payable in full in 2016.

The Company’s blended average interest rate on its long-term debt for the three months ended March 31, 2012 was 3.78%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. At March 31, 2012, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.1 million, respectively. In addition, the Company has $0.7 million of capital leases primarily on telephony equipment from the FiberNet acquisition. As of March 31, 2012, the total net present value of the Company’s future minimum lease payments is $1.9 million. As of March 31, 2012, the principal portion of these capital lease obligations is due as follows: $0.5 million in the remainder of 2012, $0.6 million in 2013, $0.4 million in 2014, $0.3 million in 2015 and $0.1 million thereafter.

Note 6. Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$2,972	$33
Income taxes	3	—
Cash receipts for:
Income tax refunds	214	—
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	3,389	3,269
Borrowings under capital leases	21	427
Dividend paid through increase in borrowings from NTELOS Inc.	—	5,345
Dividend declared not paid	$2,979	$—

The amount of interest capitalized was less than $0.1 million in each of the three months ended March 31, 2012 and 2011.

Note 7. Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. There is no market for the senior credit facility and the capital lease obligations; as of March 31, 2012, the estimated fair values of the senior credit facility and the capital lease obligations were approximately equal to their carrying values. The fair values of the derivative instruments (Note 5) were derived based on quoted trading prices obtained from the administrative agents as of March 31, 2012. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820. The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

Financial Instruments (In thousands)	Face Amount		Carrying Amount	Fair Value
March 31, 2012
Financial assets:
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		232	N/A
Financial liabilities for which it is not practicable to estimate fair value:
Senior credit facility	315,066		315,066	315,066
Capital lease obligations	1,937		1,937	1,937
Derivatives related to debt:
Interest rate swap asset	154,500	*	173	173
Interest rate cap asset	$154,500	*	$—	$—
December 31, 2011
Financial assets:
Cash	$10,547		$10,547	$10,547
Long-term investments for which it is not practicable to estimate fair value	N/A		128	N/A
Financial liabilities for which it is not practicable to estimate fair value:
Senior credit facility	324,500		324,500	324,500
Capital lease obligations	$2,076		$2,076	$2,076

*	notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.2 million as of March 31, 2012 and $0.1 million as of December 31, 2011 represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank. This investment is carried under the cost method.

Note 8. Stockholders’ Equity

On April 26, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on July 12, 2012 to stockholders of record on June 14, 2012.

The computations of basic and diluted loss per share for the three months ended March 31, 2012 are detailed in the following table. Prior to the Business Separation, the Company did not have any common stock outstanding.

(In thousands)	Three Months Ended March 31, 2012
Numerator:
Income applicable to common shares for earnings-per-share computation	$5,287

Denominator:
Total shares outstanding	21,277
Less: unvested shares	(386)
Less: effect of calculating weighted average shares	(41)

Denominator for basic earnings per common share – weighted average shares outstanding	20,850
Plus: weighted average unvested shares	368
Plus: common stock equivalents of stock options outstanding	19

Denominator for diluted earnings per common share – weighted average shares outstanding	21,237

For the three months ended March 31, 2012, the denominator for diluted earnings per common share excludes approximately 1,462,038 shares related to stock options which would be antidilutive for the period.

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2012:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid- in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,235	(65)	$212	$126,427	$—	$(57,416)	$(16,840)	$52,383	$444	$52,827
Equity-based compensation				807				807		807
Restricted share issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and stock options exercised	98	9	1	285				286		286
Cash dividends declared ($0.14 per share)						(2,964)		(2,964)		(2,964)
Net income attributable to Lumos Networks Corp.						5,287		5,287		5,287
Amortization of unrealized loss from defined benefit plans, net of $173 of deferred tax asset							272	272		272
Net income attributable to noncontrolling interests								—	22	22
Balance, March 31, 2012	21,333	(56)	$213	$127,519	$—	$(55,093)	$(16,568)	$56,071	$466	$56,537

Note 9. Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000. As of March 31, 2012, 1,817,706 securities remained available for issuance under the Equity and Cash Incentive Plan. Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

During the three months ended March 31, 2012, the Company issued 204,094 stock options under the Equity and Cash Incentive Plan. The options issued under the Employee Equity and Cash Incentive Plan generally vest one-fourth annually beginning one year after the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors. Additionally, during the three months ended March 31, 2012, the Company issued 95,291 shares of restricted stock under the Equity and Cash Incentive Plan. These restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations. The fair value of each restricted stock award is based on the closing price of the Company’s common stock on the grant date.

The summary of the activity and status of the Company’s stock options for the three months ended March 31, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,348	$14.58
Granted during the period	204	13.27
Exercised during the period	—	—
Forfeited during the period	—	—
Expired during the period	(43)	14.54

Outstanding at March 31, 2012	1,509	14.41	7.8 years	$170

Exercisable at March 31, 2012	749	14.63	6.8 years	$170

Total outstanding, vested and expected to vest at March 31, 2012	1,283	$14.41		$170

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2012 was $4.00. The total fair value of options that vested during the three months ended March 31, 2012 was $0.8 million. As of March 31, 2012, there was $2.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

The summary of the activity and status of the Company’s restricted stock for the three months ended March 31, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2012	352	$14.46
Granted during the period	95	13.41
Vested during the period	(58)	14.48
Forfeited during the period	(3)	14.41

Restricted stock outstanding at March 31, 2012	386	$14.20

As of March 31, 2012, there was $2.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available. New common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the three months ended March 31, 2012, 2,140 shares were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was not material in the period ended March 31, 2012.

Note 10. Income Taxes

Income tax expense for the three months ended March 31, 2012 was $3.4 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.4 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of March 31, 2012. The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million. Based on the IRC 382 Limit, the Company expects that $3.9 million of these prior NOLs will be available for use as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position. Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. In general, the tax years that remain open and subject to federal and state audit examinations are 2009-2012 and 2008-2012, respectively.

Note 11. Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable. The Company has had lawsuits filed against it totaling $4.5 million for which a loss is “reasonably possible” under applicable accounting standards. The outcome of such matters is difficult to determine and the Company intends to vigorously contest and defend its positions. The Company has no accrual established related to these lawsuits. In addition, the Company has received access disputes from a carrier totaling $8.5 million for which the Company has reserved $5.1 million, representing the Company’s best estimate of the outcome of these disputes. The Company does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities. The Company has disputed access charges with an ILEC totaling $6.5 million for which the Company has no reserve. While the outcome of this and other such matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $3.4 million as of March 31, 2012, which are expected to be satisfied during 2012.

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward. These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement and intellectual property agreements and within such agreements, the companies are required to indemnify each other regarding certain matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network, with approximately 5,800 route-miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy. Our product offerings include voice services, high-speed transport, private line and wavelength high-bandwidth services, which provides a means to efficiently utilize fiber in broadband applications and to provide high-capacity bandwidth, and Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.

Our position as a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions. We also continue to extend our network to customers in order to improve network quality, eliminate access-related expenses and control the customer experience.

Our strategy is to (i) leverage our network assets with sales of data and IP-based services to new and existing regional enterprise and government customers; (ii) expand the Competitive segment to add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

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

Business Separation

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

We have entered into a separation and distribution agreement containing key provisions related to the Business Separation and assets transferred, liabilities assumed and contracts assigned to us. For a period of time, we will utilize NTELOS for transition services for certain corporate and information technology functions under a transition services agreement (“TSA”). We anticipate our annualized cost of TSA services to be approximately $2.0 million, of which $1.0 million has been incurred through March 31, 2012, and we anticipate that we will provide TSA services to NTELOS for certain corporate functions for an annualized charge of approximately $0.7 million, of which $0.5 million has been realized through March 31, 2012.

Financial data included in this Form 10-Q reflects Lumos Networks as a standalone public company. Revenue for 2011 includes services sold to the NTELOS wireless segment that was previously eliminated, which amounted to $2.0 million for the three months ended March 31, 2011. Expenses for 2011 include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions. These additional expenses for the three months ended March 31, 2011 totaled $0.9 million.

We are incurring additional expenses as a result of the Business Separation. We also are incurring expenses related to transition services from NTELOS and will continue to incur such expenses for a period of time not to exceed two years as specified in the transition services agreement with NTELOS. Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements. While we do not expect these higher costs to be material, the amount and timing of when we incur such additional costs may increase the variability of our earnings and cash flows. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows. In 2011, we incurred one-time costs for customer and marketing communications, and we are currently incurring additional costs of being a public company and costs associated with creating a new information technology infrastructure. On a recurring basis, we will incur additional costs to maintain independent systems and to continue brand support, and we will incur incremental costs related to being a public entity in excess of previously allocated corporate expenses. However, we do not expect these additional and incremental costs to be material to our earnings and cash flows.

Business Segments

We operate our business as two segments: a competitive network service provider and a traditional RLEC.

The Competitive segment derives revenue from the sale of data, Internet-based services, traditional voice services primarily to enterprise customers and carrier transport services to other carriers. Our Competitive business serves Virginia, West Virginia, and Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 route-mile fiber network as of March 31, 2012. We market and sell data transport, IP-based services and voice services almost exclusively to business, government and carrier customers. Revenues from the Competitive segment accounted for approximately 76% and 73% of our total revenue for the three months ended March 31, 2012 and 2011, respectively.

Our focus in 2012 has been to drive Competitive data and wholesale sales and to grow revenue. We have added significant experienced sales resources to improve our market penetration and facilitate the sale of our data and IP-based services. We have also added sales resources to focus on obtaining long-term fiber-to-the-cell site contracts with wireless carriers that are deploying 4G data services, which will also enable us to transport high speed connections to switching locations. We strive to leverage our approximately 5,800 route-mile network, focusing on potential customers on or near our fiber backbone and maximizing future capital expenditure efficiency.

In 2011 and during the first three months of 2012, we experienced higher than anticipated churn in the Competitive voice segment from the residential and small business customer base in the FiberNet markets of West Virginia. We also generated lower than expected new sales during these periods as we further rationalized these markets. We anticipate that these churn and new sales trends for Competitive voice may continue throughout the remainder of 2012.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. The RLEC utilizes an Alcatel-Lucent 5ESS digital switch serving as a tandem switch to our local region. We have enhanced network functionality in the RLEC by offering high speed broadband to 98% of our service region. We have also invested in fiber-to-the-home, which passed approximately 15,100 homes as of March 31, 2012. The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve. While the RLEC owns the fiber, the products are sold through the Competitive segment. The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment to these RLEC customers. The intercompany revenue is eliminated in our condensed consolidated statements of operations.

In the RLEC market, our fiber-to-the-home deployment significantly reduces churn in the areas where it is offered. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% (approximately $8 million) is being funded by the grant from the federal government. We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $7.7 million of total project costs through March 31, 2012. The project is required to be completed in 2015.

As of March 31, 2012, we operated approximately 32,700 RLEC telephone access lines, representing a decline of approximately 2,200 lines from March 31, 2011 and approximately 500 access lines from December 31, 2011 due to cable competition, wireless substitution and the economic climate. These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the Federal Communications Commission (“FCC”) for one of our RLECs, access reconfigurations and network grooming by carriers, contributed to a 12.3% decline in RLEC revenues from the three months ended March 31, 2011 to the comparative period in 2012.

We anticipate significant further access revenue declines in the RLEC segment as a result of recent actions taken by applicable regulatory authorities, principally the FCC and the Virginia State Corporation Commission (“SCC”). Access revenue also will be negatively impacted by network grooming by carriers, which commenced in 2011 and is expected to continue in 2012 and beyond. On November 18, 2011, the FCC released an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems. In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time. These FCC pricing reductions are scheduled to commence on July 1, 2012. Our combined RLEC revenues from access and the USF was $7.8 million ($3.3 million of which was from intra-state access revenues and $1.8 million was from USF) for the three months ended March 31, 2012 as compared to access revenues of $9.1 million for the three months ended March 31, 2011.

Our operating income margins were approximately 23% and 24% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the margin is primarily due to the RLEC access revenue reductions discussed above.

Market Risks

Many of the market risk factors described above which affected our results of operations in 2011 are expected to continue into 2012.

Operating Revenues

Our revenues are generated from the following categories:

•

Competitive segment revenues, including revenues from Enterprise Data (Dedicated Internet, Metro Ethernet, and private line), Residential and Small Business Broadband (Integrated Access, DSL, Broadband XL, and IP-based video), Wholesale Transport, Voice (local lines, PRI, and Long Distance) and other legacy Competitive products and revenue streams (dial-up Internet services, switched access and reciprocal compensation); and

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

•

customer operations expenses, including marketing, product management, product advertising, selling, billing, publication of regional telephone directories, customer care, directory services and bad debt expenses;

•

corporate operations expenses, including taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and expenses related to acquisitions;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and

•	accretion of asset retirement obligations.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, interest expense on accounts due to NTELOS (prior to the Business Separation) and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of debt issuance fees.

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

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Operating revenues decreased $1.2 million, or 2.3%, from the three months ended March 31, 2011 to the three months ended March 31, 2012 due to a decrease in RLEC revenues of $1.8 million, partially offset by an increase in Competitive segment revenues of $0.5 million. As noted above, the decline in RLEC segment revenues from the prior year was due primarily to the loss of access lines, a biennial reset (reduction) of our interstate access rates in the third quarter of 2011 and revenue reductions related to recent actions taken by applicable regulatory authorities and interexchange carrier network grooming. The increase in Competitive segment revenues was primarily driven by increases in wholesale and data revenues, and was partially offset by a decline in voice and other non-strategic revenues.

Operating income decreased $0.9 million from 2011 to 2012 due to the $1.2 million decrease in revenues, partially offset by a $0.3 million decrease in operating expenses. Variances in the individual line items on the condensed combined statements of operations are described in the operating expenses section below.

Net income attributable to Lumos Networks increased $0.3 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. The $0.9 million decrease in operating income was offset by a $0.9 million decrease in interest expense from 2011 to 2012, which decrease is described below. Additionally, income tax expense decreased $0.3 million from the three months ended March 31, 2011 to the three months ended March 31, 2012.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$38,916	$38,389	$527	1.4%
RLEC	12,496	14,255	(1,759)	(12.3)%

Total	$51,412	$52,644	$(1,232)	(2.3)%

•

Competitive Revenues. Competitive revenues increased $0.5 million, or 1.4%, from the three months ended March 31, 2011 to the three months ended March 31, 2012. Wholesale revenue grew $2.6 million, or 31.0%, from $8.3 million for the first three months of 2011 to $10.9 million for the first three months of 2012. Wholesale revenue growth is derived primarily from fiber connections to wireless cell sites, which connections increased 70.3%, from 91 as of March 31, 2011 to 155 as of March 31, 2012. As of December 31, 2011, we had 148 fiber connections to wireless cell sites, and we expect to more than double such connections by the end of 2012. Revenue from Enterprise Data and Residential and Small Business Broadband Data products collectively increased $0.8 million, or 6.6%, from the first three months of 2011 to the first three months of 2012. This increase was primarily driven by an increase in on-net buildings of 28.4%, from 830 as of March 31, 2011 to 1,066 as of March 31, 2012. Revenues from Competitive wholesale and data accounted for 62.2% of total Competitive revenue for the three months ended March 31, 2012, up from 54.1% as of March 31, 2011. These increases in Competitive wholesale and data revenues were partially offset by a $2.9 million, or 16.4%, decrease in revenues from Competitive voice and other non-strategic revenues, including dial-up Internet and reciprocal compensation.

•

RLEC Revenues. RLEC revenues decreased $1.8 million, or 12.3%, from the three months ended March 31, 2011 to the three months ended March 31, 2012 primarily due to decreased access revenues resulting from a 6.4% decrease in access lines and a decrease in access revenues from our carrier customers with whom we interconnect and for whom we provide access services based on rate reductions and configuration changes. Finally, on July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $1.2 million reduction in revenue during the second half of 2011. We anticipate that this rate reset will result in a comparable monthly reduction in revenue during 2012.

Additionally, as noted in the overview section above, recent actions from regulatory authorities will cause rate declines beginning in July 2012 with further reductions occurring over the next few years, the effect of which is predicted to be more significant than what we have experienced in prior years.

Access lines totaled approximately 32,700 as of March 31, 2012 and approximately 34,900 as of March 31, 2011, a 2,200 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Operating Expenses	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$24,368	$23,912	$456	1.9%
RLEC	4,753	4,468	285	6.4%

Operating expenses, before equity-based compensation expense, acquisition related charges, depreciation and amortization, accretion of asset retirement obligations and amortization of actuarial losses	29,121	28,380	741	2.6%
Equity-based compensation expense	1,011	688	323	46.9%
Acquisition related charges	—	41	(41)	(100.0)%
Depreciation and amortization	9,220	11,002	(1,782)	(16.2)%
Accretion of asset retirement obligations	30	28	2	7.1%
Amortization of actuarial losses (1)	445	—	445	N/M %

Total operating expenses	$39,827	$40,139	$(312)	(0.8)%

(1)

We received an allocated portion of the total benefits expenses from NTELOS Inc. for NTELOS’s pension and other postemployment retirement plans in which we participated during the periods prior to the Business Separation. The total allocated expense for the three months ended March 31, 2011 related to amortization of actuarial losses was not material.

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

•

Competitive – The increase noted in the table above was primarily driven by a $3.0 million increase in corporate allocations from wireline headquarters, which is primarily comprised of salaries, wages and benefits of executives and other corporate personnel and legal and professional fees, partially offset by a decrease in operating expenses allocated from NTELOS in the prior year of $1.6 million (which allocation was eliminated upon the Business Separation) and a $0.4 million decrease in salaries, wages and benefits charged directly to the Competitive segment. Also increasing over the prior year three-month period were professional fees, which increased $0.4 million over the comparative three months. Partially offsetting these net increases was a $0.5 million decrease in access expense and various other expense decreases, including but not limited to selling expenses and rent expense, which collectively decreased $0.5 million.

•

RLEC – Similar to the Competitive segment, the increase noted in the table above was driven primarily by an increase in corporate allocations from wireline headquarters and an increase in direct salaries, wages and benefits, partially offset by a decrease in operating expenses allocated from NTELOS in the prior year. Also increasing over the prior year three-month period were professional fees, which increased $0.3 million over the comparative three months.

COST OF SALES AND SERVICES—Cost of sales and services decreased $0.7 million, or 3.4%, from 2011, of which $0.4 million relates to a decrease in network access expenses. This decrease in access expense is a result of grooming our network primarily due to voice line churn, particularly in the legacy FiberNet markets, by pruning leased facilities. Additionally, we reduce leased facilities and related expenses when we convert our customers to our network which improves our ability to control quality of the service as well as reduce or eliminate these variable expenses. The remainder of the decrease is primarily due to a $0.2 million net decrease in employee compensation and benefits and corporate overhead costs that were allocated from NTELOS in 2011.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses decreased less than $0.1 million, or 0.6%, from 2011.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $2.2 million, or 56.3% over 2011. Legal and professional fees increased $0.9 million over 2011 due to legal and professional services related to access and other disputes (Note 11) and contracted services increased $0.4 million over 2011. Also, expenses related to pension and other postemployment retirement plans increased $0.5 million over 2011 due primarily to the $0.4 million charge in the first three months of 2012 representing amortization of actuarial losses. During the first three months of 2011, the allocation amortization of actuarial losses from NTELOS was not material. Finally, charges for equity based compensation expense increased $0.4 million over 2011.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization decreased $1.8 million, or 16.2%, from 2011. This decrease is primarily attributable to a $1.3 million decrease in amortization expense related to customer and other amortizable intangible assets from the FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit, and due to the impairment of certain customer intangible and trademark intangible assets in the RLEC segment during the fourth quarter of 2011. Also contributing to the decrease in depreciation and amortization was a $0.4 million decrease in depreciation expense related to the impairment of certain assets in the RLEC segment during the fourth quarter of 2011.

OTHER INCOME (EXPENSES)—Interest expense for the three months ended March 31, 2012 and 2011 was $3.0 million and $3.7 million, respectively, representing a $0.7 million, or 19.7%, decrease. Interest expense for the first three months of 2011 primarily represents intercompany interest charged to us by NTELOS for our subsidiaries that had intercompany loans from NTELOS, partially offset by interest earned from NTELOS related to our subsidiaries that had intercompany receivables with NTELOS. The rate used for this intercompany interest charge was equal to NTELOS’s average borrowing rate of 5.75% for a majority of the first three months of 2011. The earned interest rate that we charged to NTELOS was a fraction of the borrowing rate charged by NTELOS. During the three months ended March 31, 2012, interest expense primarily includes actual interest associated with our Credit Facility, which rate is significantly lower than the average borrowing rate of NTELOS in 2011 (Note 5).

The remaining decrease was due to $0.3 million of patronage credits from CoBank recorded as an offset to interest expense during the three months ended March 31, 2012 (Note 5). Additionally, for the three months ended March 31, 2012, we recorded a gain on derivative instruments of $0.1 million, which is reflected as “gain on interest rate derivatives” in the condensed consolidated statement of operations (Note 7).

INCOME TAXES—Income tax expense for the three months ended March 31, 2012 and 2011 was $3.4 million and $3.7 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses. We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation. For the remainder of 2012, the amount of these charges is expected to be approximately $0.4 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $5.6 million as of March 31, 2012. These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million . Based on the IRC 382 Limit, we expect to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022.

Liquidity and Capital Resources

For the three months ended March 31, 2012 and 2011, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided from operating activities. We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures and anticipated interest and principal payments on our Credit Facility.

As of March 31, 2012, we had $397.2 million in aggregate long term liabilities, consisting of $311.7 million in borrowings under our Credit Facility ($315.1 million including the current portion) and $85.5 million in other long-term liabilities, inclusive of deferred income tax liabilities of $44.7 million and other long-term liabilities of $40.8 million. Our credit agreement includes a revolving credit facility of $60 million (the “Revolver”), approximately $54 million of which is available for our working capital requirements and other general corporate purposes as of March 31, 2012.

In addition to the Credit Facility, we have also entered into capital leases on vehicles and equipment used in our operations with lease terms of four to ten years. In addition, we have $0.7 million of capital leases primarily on telephony equipment with the FiberNet acquisition. As of March 31, 2012, the total net present value of our future minimum lease payments is $1.9 million. As of March 31, 2012, the principal portion of these capital lease obligations is due as follows: $0.5 million in the remainder of 2012, $0.6 million in 2013, $0.4 million in 2014, $0.3 million in 2015 and $0.1 million thereafter.

We have a maximum distributable amount under the terms of our credit agreement that can be used to make certain restricted payments including dividends. The distributable amount was initially set at $5 million on the date of funding and is increased every January 1st by the greater of $12 million or 75% of excess cash flow, as defined. The distributable amount as of March 31, 2012 was $14.0 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of March 31, 2012, we are in compliance with all of our debt covenants, and our ratios at March 31, 2012 are as follows:

	Actual	Covenant Requirement at March 31, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.37	Not more than 4.00
Interest coverage ratio	8.43	Not less than 3.25

During the three months ended March 31, 2012, net cash provided by operating activities was $19.2 million. Net income during this period was $5.3 million which included $14.4 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $0.4 million. The principal changes in operating assets and liabilities from December 31, 2011 to March 31, 2012 were as follows: accounts receivable decreased $1.4 million; current assets increased $1.0 million related to increases in prepaid maintenance contract and rents; changes in income taxes provided $0.3 million; accounts payable increased $1.3 million; other current liabilities decreased $0.2 million; and retirement benefit contributions and distributions (net) used $2.3 million.

During the three months ended March 31, 2011, net cash provided by operating activities was $18.6 million. Net income during this period was $5.1 million and we recognized $14.7 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities used $1.1 million. The principal changes in operating assets and liabilities from December 31, 2010 to March 31, 2011 were as follows: accounts receivable decreased by $0.7 million; other current assets increased $1.0 million; changes in income taxes decreased cash by less than $0.1 million; accounts payable decreased $2.2 million; and other current liabilities increased $1.4 million.

Our cash flows used in investing activities for the three months ended March 31, 2012 were $17.2 million. Of this total, $17.4 million was used for the purchase of property and equipment comprised of (i) $13.6 million for success-based customer and network expansion, (ii) $1.0 million for infrastructure upgrades and network sustainment and (iii) $2.7 million primarily for information technology upgrades. Our cash flows used in investing activities for the three months ended March 31, 2012 also included $0.3 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $0.3 million of the required pledged deposit, and $0.5 million of capital spending on the RUS project for which RUS is obligated to reimburse us.

Our cash flows used in investing activities for the three months ended March 31, 2011 were approximately $16.2 million which was used for the purchase of property and equipment comprised of (i) $1.8 million for the FiberNet network infrastructure and integration, (ii) $9.2 million for success-based customer and network expansion, and (iii) $5.2 million for infrastructure upgrades and network sustainment.

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

Net cash used in financing activities for the three months ended March 31, 2012 aggregated $12.5 million, which primarily represents the following:

•	$8.9 million of repayments (net) under the revolving credit facility;

•	$0.5 million repayments on our Credit Facility;

•	$3.0 million cash dividends paid on common stock;

•	$0.2 million payments under capital lease obligations; and

•	less than $0.1 million provided by other financing activities.

Net cash used in financing activities for the three months ended March 31, 2011 aggregated $2.1 million, which primarily represents the following:

•	$3.5 million net borrowings from NTELOS Inc.;

•	$5.3 million used for dividends to NTELOS Inc.; and

•	$0.3 million payments under capital lease obligations.

As of March 31, 2012, we had approximately $7.2 million in cash and restricted cash and negative working capital (current assets minus current liabilities) of approximately ($6.7) million. Of the total cash on hand as of March 31, 2012, $7.2 million represents previously mentioned pledged deposits for our RUS grant and less than $0.1 million represents unrestricted cash. We have a swingline arrangement with our primary commercial bank which is part of the total $60 million revolving credit facility. This facility is automatically drawn on or paid down based on cash inflows and outflows from our master cash account which serves to minimize the cost of capital.

Our RLEC paid dividends of $5.3 million to NTELOS Inc., a subsidiary of NTELOS, in the three months ended March 31, 2011 in accordance with the requirements of NTELOS Inc.’s senior secured credit facility. After the Business Separation, the RLEC is no longer a subsidiary of NTELOS Inc. and will therefore no longer make this dividend payment. The RLEC will pay a dividend to us in accordance with the Credit Facility. There was no RLEC dividend during the first three months of 2012.

As discussed previously in this Management’s Discussion and Analysis, certain events and actions taken by the FCC and telecommunication carriers that we interconnect with are projected to have a significant negative impact on our future cash flows from the RLEC segment. However, we believe that the growth of our cash flows in the Competitive segment will offset the decline in the RLEC cash flows over time. We expect that our cash flows from operations are sufficient to satisfy our foreseeable working capital requirements and capital expenditures for more than 12 months. If our growth opportunities result in unforeseeable capital expenditures, we may need to seek additional financing in the future.

On February 23, 2011, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 12, 2012 to stockholders of record on March 14, 2012 and totaled $3.0 million. On April 26, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on July 12, 2012 to stockholders of record on June 14, 2012.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. We are required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011. This pronouncement did not have a material impact on our valuation techniques and related inputs.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have complied with the requirements of this pronouncement by providing a condensed consolidated statement of comprehensive income, which follows the condensed consolidated statement of operations in this quarterly report on Form 10-Q.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. We do not anticipate that this ASU will have a material impact on our annual goodwill testing, which is performed in October of each year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. We paid the $177.1 million balance due to NTELOS Inc. on the effective date of the Business Separation (October 31, 2011) by entering into the $370 million post-Business Separation credit facility. As of March 31, 2012, $315.1 million was outstanding under our Credit Facility. As of March 31, 2012, we had a leverage ratio of 3.37:1.00 and an interest coverage ratio 8.43:1.00, both of which are favorable to any future covenant requirement. We have other fixed rate, long-term debt in the form of capital leases totaling $1.9 million as of March 31, 2012.

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

At March 31, 2012, our financial assets in the combined balance sheets included unrestricted cash of less than $0.1 million. Other securities and investments totaled $0.2 million at March 31, 2012.

The following sensitivity analysis indicates the impact at March 31, 2012, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value		Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$315,066	$	N/M	$346,573	$283,559
Capital lease obligations	$1,937		$1,937	$2,130	$1,743

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by the wireline business to other carriers for access to its network. We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 11 to 23) in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.	Other Information.

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ TIMOTHY G. BILTZ
Name:	Timothy G. Biltz
Title:	Chief Executive Officer

By:	/s/ HAROLD L. COVERT
Name:	Harold L. Covert
Title:	Chief Financial Officer