Form 10-Q
period 2012-06-30
Lumos Networks Corp.
filed 2012-08-02
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.

Commission File Number:  000-35180

Lumos Networks Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0697274 (I.R.S. Employer Identification No.)

One Lumos Plaza, Waynesboro, Virginia 22980 (Address of principal executive offices) (Zip Code)

(540) 946-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ]  Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]  Yes   [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

There were 21,443,282 shares of the registrant’s common stock outstanding as of the close of business on July 30, 2012.

LUMOS NETWORKS CORP.
2012 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp

(Unaudited)

(In thousands)	June 30, 2012	December 31, 2011
Assets

Current Assets
Cash	$2,776	$10,547
Restricted cash	6,750	7,554
Accounts receivable, net of allowance of $3,066 ($2,822 in 2011)	22,221	23,555
Other receivables	3,084	2,390
Prepaid expenses and other	3,149	2,278
	37,980	46,324

Securities and Investments	301	128

Property, Plant and Equipment
Land and buildings	21,972	22,833
Network plant and equipment	384,618	365,101
Furniture, fixtures and other equipment	13,786	13,069
Total in service	420,376	401,003
Under construction	27,904	18,200

	448,280	419,203
Less accumulated depreciation	131,766	119,245

	316,514	299,958

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $67,308 ($61,742 in 2011)	40,463	45,696
Deferred charges and other assets	5,494	6,197
	146,254	152,190

	$501,049	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$5,452	$2,679
Accounts payable	10,412	12,432
Dividends payable	3,000	2,980
Advance billings and customer deposits	12,846	12,623
Accrued compensation	1,972	2,832
Accrued operating taxes	3,775	2,624
Other accrued liabilities	4,762	3,262
	42,219	39,432

Long-term Liabilities
Long-term debt	313,380	323,897
Retirement benefits	34,714	35,728
Deferred income taxes	47,589	41,204
Other long-term liabilities	5,524	5,028
Income tax payable	531	484

	401,738	406,341

Commitments and Contingencies

Equity
Preferred stock, par value $.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $.01 per share, authorized 55,000 shares; 21,559 shares issued and 21,443 shares outstanding (21,235 shares issued and 21,170 shares outstanding in 2011)	216	212
Additional paid in capital	128,082	126,427
Treasury stock, 116 shares at cost (65 shares in 2011)	-	-
Accumulated deficit	(55,319)	(57,416)
Accumulated other comprehensive loss	(16,296)	(16,840)
Total Lumos Networks Corp. Stockholders' Equity	56,683	52,383
Noncontrolling Interests	409	444

	57,092	52,827

	$501,049	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Operating Revenues	$50,803	$52,062	$102,215	$104,706

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	20,362	19,357	39,739	39,422
Customer operations	5,431	4,957	10,561	10,117
Corporate operations	7,161	3,436	13,231	7,320
Depreciation and amortization	8,803	10,997	18,023	21,999
Accretion of asset retirement obligations	31	28	61	56
	41,788	38,775	81,615	78,914
Operating Income	9,015	13,287	20,600	25,792

Other Income (Expenses)
Interest expense	(2,929)	(2,563)	(5,916)	(6,281)
Loss on interest rate derivatives	(438)	-	(292)	-
Other income (expense), net	23	(7)	31	7
	(3,344)	(2,570)	(6,177)	(6,274)
	5,671	10,717	14,423	19,518

Income Tax Expense	2,953	4,157	6,396	7,895

Net Income	2,718	6,560	8,027	11,623

Net (Income) Loss Attributable to Noncontrolling Interests	57	(37)	35	(85)

Net Income Attributable to Lumos Networks Corp.	$2,775	$6,523	$8,062	$11,538

Basic and Diluted Earnings Per Common Share Attributable to Lumos Networks Corp. Stockholders:
Income per share-basic	$0.13		$0.39
Income per share-diluted	$0.13		$0.38

Weighted average shares outstanding - basic	20,942		20,896
Weighted average shares outstanding - diluted	21,398		21,332

Cash Dividends Declared per Share - Common Stock	$0.14		$0.28

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$2,718	$6,560	$8,027	$11,623

Other comprehensive income, net of tax:
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $173 and $346 of deferred tax asset for the three and six months ended June 30, 2012	445	-	544	-

Other comprehensive income, net of tax	445	-	544	-

Total comprehensive income	3,163	6,560	8,571	11,623

Plus (less): comprehensive loss (income) attributable to noncontrolling interests	57	(37)	35	(85)

Comprehensive income attributable to Lumos Networks Corp.	$3,220	$6,523	$8,606	$11,538

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$8,027	$11,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,457	13,900
Amortization	5,566	8,099
Accretion of asset retirement obligations	61	56
Deferred income taxes	6,086	7,420
Loss on interest rate swap derivatives	292	-
Equity-based compensation expense	1,788	1,362
Amortization of loan origination costs	403	-
Retirement benefits and other	1,903	(1,013)
Changes in assets and liabilities from operations:
Decrease in accounts receivable	1,260	7
Increase in other current assets	(1,557)	(180)
Changes in income taxes	28	(26)
Decrease in accounts payable	(1,301)	(3,774)
Increase in other current liabilities	1,982	1,012
Retirement benefit contributions and distributions	(2,415)	-
Net cash provided by operating activities	34,580	38,486

Cash flows from investing activities
Purchases of property, plant and equipment	(28,988)	(33,801)
Return of investment in restricted cash	804	-
Cash reimbursement received from government grant	804	-
Purchase of tradename asset	(333)	-
Other	(873)	(768)
Net cash used in investing activities	(28,586)	(34,569)

Cash flows from financing activities
Borrowings from NTELOS Inc. net	-	4,318
Repayments on senior secured term loans	(1,000)	-
Repayments on revolving credit facility, net	(6,500)	-
Cash dividends paid on common stock	(5,945)	-
Dividends paid to NTELOS Inc.	-	(7,585)
Payments under capital lease obligations	(404)	(670)
Other	84	-
Net cash used in financing activities	(13,765)	(3,937)
Decrease in cash	(7,771)	(20)
Cash:
Beginning of period	10,547	489

End of period	$2,776	$469

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying

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

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region.  The Company serves carrier, business and residential customers over a dense fiber network offering data, IP services and voice services utilizing an on-network service strategy.  Following a contiguous regional expansion strategy, the Company expanded from its rural local exchange carrier (“RLEC”) service territory in rural western Virginia to its current six state regional presence including western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  The Company’s growth into a regional service provider has been achieved by pursuing organic growth opportunities and complementary acquisitions.

Note 2.  Relationship with NTELOS

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward.  These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement.  During the three and six months ended June  30, 2012, the net expense to the Company related to the transition services agreement was $0.5 million and $0.9 million, respectively.

Note 3.  Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June  30, 2012 and for the three and six months ended June  30, 2011 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June  30, 2012, and the results of operations and cash flows for all periods presented on the respective financial statements included herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For all periods prior to the Business Separation on October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments.  These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments.  These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions.  These additional expenses for the three and six months ended June  30, 2011 were $0.7  million and $1.5 million, respectively.  The Company believes that these costs would not have been materially different had they been calculated on a standalone basis.  However, such expenses may not be indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs incurred in 2012.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks.  At times, such investments may be in excess of the FDIC insurance limit.  The commercial bank that holds significantly all of the Company’s cash at June  30, 2012 has maintained a high rating by Standard & Poor’s and Moody’s.  At June 30, 2012 and December 31, 2011, the Company did not have any cash equivalents.  As of June 30, 2012, all of the Company’s cash was held in non-interest bearing deposit accounts which are fully insured by the FDIC.  Total interest income related to cash was negligible for the three and six months ended June  30, 2012 and 2011.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed in or before 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements.  The Company received $0.5 million and $0.8 million in the three and six months ended June 30, 2012, respectively, for the reimbursable portion of the qualified recoverable expenditures, and the Company has a $3.0 million receivable for the reimbursable portion of the qualified recoverable expenditures as of June 30, 2012.  At June 30, 2012, the Company reduced its pledged account to $6.8 million.  This escrow account is a  non-interest bearing, fully insured account with its primary commercial bank.

Trade Accounts Receivable

The Company sells its services to residential and commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations.  Bad debt expense for the three-month periods ended June 30, 2012 and 2011 was $0.0 million and $0.3 million, respectively, and bad debt expense for the six months ended June 30, 2012 and 2011 was $0.1 million and $0.5 million, respectively.  The Company’s allowance for doubtful accounts was $3.1 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively.

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, long-term deferred charges, goodwill and intangible assets to be held and used.  Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of June 30, 2012 that would require it to perform impairment testing.

Goodwill is an indefinite-lived intangible asset.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company uses a two-step process to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.  The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of its goodwill during the three or six months ended June 30, 2012.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  At June 30, 2012 and December 31, 2011, other intangibles were comprised of the following:

		June 30, 2012		December 31, 2011
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(64,509)	$103,153	$(59,286)
Trademarks	0.5 to 15 yrs	3,518	(1,963)	3,186	(1,884)
Non-compete agreement	2 yrs	1,100	(836)	1,100	(572)
Total		$107,771	$(67,308)	$107,439	$(61,742)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The FiberNet customer relationship intangible asset is being amortized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

During the six months ended June 30, 2012, the Company capitalized costs of $0.3 million related to the development and registration of the “Lumos Networks” tradename.  The term of the registration is ten years and it may be renewed for additional ten-year terms.  The Company determined that the Lumos Networks tradename should be categorized as an indefinite-lived intangible asset.  This asset is contained within the line item “Other intangibles, less accumulated amortization” on the condensed consolidated balance sheet.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2012 or 2011.  Amortization expense for the three months ended June 30, 2012 and 2011 was $2.8 million and $4.0 million, respectively, and amortization expense for the six months ended June 30, 2012 and 2011 was $5.6 million and $8.1 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2012	$5,225	$79	$264	$5,568
2013	9,665	159	-	9,824
2014	9,028	159	-	9,187
2015	4,648	159	-	4,807
2016	2,416	159	-	2,575
2017	$2,097	$159	$-	$2,256

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

For the three and six months ended June 30, 2012, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Service cost	$511	$1,021
Interest cost	674	1,349
Expected return on plan assets	(879)	(1,759)
Amortization of loss	370	741
Net periodic benefit cost	$676	$1,352

Pension plan assets were valued at $48.6 million at June 30, 2012, which included funding contributions in the first quarter of 2012 of $2.0 million, and $45.1 million at December 31, 2011.

For the three and six months ended June 30, 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Service cost	$20	$39
Interest cost	131	263
Net periodic benefit cost	$151	$302

The Company received an allocated portion of the total benefits expenses for the plans discussed above from NTELOS Inc. during the periods prior to the Business Separation.  The total allocated expense for the three and six months ended  June 30, 2011 for these plans was $0.6 million and $1.1 million, respectively.  The Company did not make any specific contributions to fund these plans during the three or six months ended June 30, 2011.

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2012 was $0.2 million, and $0.1 million of this expense relates to the amortization of actuarial loss.  The total expense recognized for the Company’s nonqualified pension plans for the six months ended June 30, 2012 was $0.4 million, and $0.2 million of this expense relates to the amortization of actuarial loss.

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

Equity awards prior to the Business Separation were granted in NTELOS stock instruments and the related expense was allocated to the Company.  Unvested NTELOS stock instruments were converted to commensurate Lumos Networks stock instruments in connection with and at the time of the Business Separation.  The fair value of the common stock options granted during the three and six months ended June 30, 2012 and 2011 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the share-based awards for the three and six months ended June 30, 2012 and 2011 (Note 9) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cost of sales and services	$249	$102	$320	$196
Customer operations	219	124	332	236
Corporate operations	309	448	1,136	930
Equity-based compensation expense	$777	$674	$1,788	$1,362

Future charges for equity-based compensation related to instruments outstanding at June 30, 2012 for the remainder of 2012 and for the years 2013 through 2017 are estimated to be $1.5 million, $2.0 million, $1.1 million, $0.6 million, $0.1 million and less than $0.1 million, respectively.

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

Revenues from Verizon accounted for approximately 10% and 9% of the Company’s total revenue for the three months ended June 30, 2012 and 2011, respectively, and accounted for approximately 10% and 9% of the Company’s total revenue for the six months ended June 30, 2012 and 2011, respectively.  Revenue from Verizon was derived from RLEC and Competitive segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended June 30, 2012
Operating Revenues	$38,968	$11,835	$-	$50,803
Intersegment Revenues(1)	264	1,226	(1,490)	-
Depreciation & Amortization	6,166	2,637	-	8,803
Accretion of asset retirement obligations	24	7	-	31
Amortization of actuarial losses	333	112	-	445
Equity-based compensation charges	574	203	-	777
Employee separation charges(2)	1,526	509	-	2,035
Operating Income	$5,455	$3,560	$-	$9,015

As of and for the six months ended June 30, 2012
Operating revenues	$77,884	$24,331	$-	$102,215
Intersegment revenues(1)	479	2,418	(2,897)	-
Depreciation and amortization	12,417	5,606	-	18,023
Accretion of asset retirement obligations	48	13	-	61
Amortization of actuarial losses	667	223	-	890
Equity-based compensation expense	1,322	466	-	1,788
Employee separation charges(2)	1,526	509	-	2,035
Operating income	12,646	7,954	-	20,600

Capital expenditures	25,095	3,893	-	28,988

Goodwill	100,297	-	-	100,297
Total assets	$383,143	$117,906	$-	$501,049

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended June 30, 2011
Operating revenues	$38,473	$13,589	$-	$52,062
Intersegment revenues(1)	342	1,067	(1,409)	-
Depreciation and amortization	7,496	3,501	-	10,997
Accretion of asset retirement obligations	23	5	-	28
Equity-based compensation expense	411	263	-	674
Operating income	7,502	5,785	-	13,287

For the six months ended June 30, 2011
Operating revenues	$76,862	$27,844	$-	$104,706
Intersegment revenues(1)	682	2,122	(2,804)	-
Depreciation and amortization	14,940	7,059	-	21,999
Accretion of asset retirement obligations	45	11	-	56
Equity-based compensation expense	816	546	-	1,362
Operating income	14,067	11,725	-	25,792

Capital expenditures	$27,624	$6,177	$-	$33,801
(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements.  Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

In the second quarter of 2012, the Company recorded charges of $2.0 million related to the recognition of employee separation benefits which were provided for in the separation agreement of an executive officer who left the Company in April 2012.  These charges are in included in corporate operations expense on the condensed consolidated statement of operations.

Note 5.  Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Credit facility	$317,000	$324,500
Capital lease obligations	1,832	2,076
	318,832	326,576

Less: current portion of long term debt	5,452	2,679
	$313,380	$323,897

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”).  Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011.  The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”) of which $10 million is a swingline facility; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”).  As of June 30, 2012, there was $8.5 million outstanding under the Revolver.  The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation.  Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B.  The Credit Facility does not require a minimum LIBOR rate.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements.  At June 30, 2012, Lumos Networks’ leverage ratio (as defined under the credit agreement) was 3.50:1.00 and its interest coverage ratio was 8.23:1.00.  The Credit Facility requires that the leverage ratio not exceed 4.00:1.00 through September 30, 2014 (and 3.75:1.00 thereafter) and the interest coverage ratio not be less than 3.25:1:00.  The Credit Facility also sets a maximum distributable amount that limits restricted payments, including the payment of dividends.  The initial distributable amount was set at $5 million at the date of funding and, on January 1, 2012, the distributable amount was increased by $12 million.  For each year thereafter the amount will be increased by the greater of $12 million or 75% of free cash flow (as defined under the credit agreement).  The distributable amount is reduced by any restricted payments including dividend payments.  The distributable amount as of June 30, 2012 was $11.1 million.

Under the terms of the Credit Facility, the Company was required to enter into an interest rate hedge for three years on 50% of the term loans outstanding early in the first quarter of 2012.  In February 2012, the Company entered into a 3% interest rate cap through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby the Company swaps three-month LIBOR with a fixed rate of approximately 0.8%.

In connection with entering into the Credit Facility, the Company deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of these costs for the three and six months ended June 30, 2012 was $0.2 million and $0.4 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 65% in cash and 35% in equity.  These credits are recorded in the condensed consolidated statement of operations as an offset to interest expense.  The Patronage credits for the three and six months ended June 30, 2012 were $0.2  million and $0.5 million, respectively.

The aggregate maturities of the Term Loan A and Term Loan B are $1.0 million in the remainder of 2012, $7.5 million in 2013, $7.5 million in 2014, $13.0 million in 2015, $90.0 million in 2016 and $189.5 million in 2017.  The revolver is payable in full in 2016.

The Company’s blended average interest rate on its long-term debt for the six months ended June 30, 2012 was 3.75%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years.  At June 30, 2012, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.2 million, respectively.  In addition, the Company has $0.6 million of capital leases primarily on telephony equipment from the FiberNet acquisition.  As of June 30, 2012, the total net present value of the Company’s future minimum lease payments is $1.8 million.  As of June 30, 2012, the principal portion of these capital lease obligations is due as follows:  $0.3 million in the remainder of 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$5,602	$68
Income taxes	1,149	-
Cash receipts for:
Income tax refunds	215	-
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	1,868	2,429
Borrowings under capital leases	137	722
Dividend paid through increase in borrowings from NTELOS Inc.	-	7,585
Dividend declared not paid	$3,000	$-

The amount of interest capitalized was less than $0.1 million for each of the three months and six months ended June 30, 2012 and 2011, respectively.

Note 7.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds.  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments.  There is no market for the senior credit facility and the capital lease obligations; as of June 30, 2012, the estimated fair values of the senior credit facility and the capital lease obligations were approximately equal to their carrying values.  The fair values of the derivative instruments (Note 5) were derived based on quoted trading prices obtained from the administrative agents as of June 30, 2012.  The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.  The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

Financial Instruments
(In thousands)	Face Amount		Carrying Amount	Fair Value
June 30, 2012
Financial assets:
Cash	$2,776		$2,776	$2,776
Long-term investments for which it is not practicable to estimate fair value	N/A		301	N/A
Financial liabilities for which it is not practicable to estimate fair value:
Senior credit facility	317,000		317,000	317,000
Capital lease obligations	1,832		1,832	1,832
Derivatives related to debt:
Interest rate swap liability	154,000	*	(265)	(265)
Interest rate cap asset	$154,000	*	$-	$-

December 31, 2011
Financial assets :
Cash	$10,547		$10,547	$10,547
Long-term investments for which it is not practicable to estimate fair value	N/A		128	N/A
Financial liabilities for which it is not practicable to estimate fair value:
Senior credit facility	324,500		324,500	324,500
Capital lease obligations	$2,076		$2,076	$2,076

*notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.2 million as of June 30, 2012 and $0.1 million as of December 31, 2011 represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank.  This investment is carried under the cost method.

Note 8.  Stockholders’ Equity

On August 2, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on October 12, 2012 to stockholders of record on September 14, 2012.

The computations of basic and diluted loss per share for the three and six months ended June 30, 2012 are detailed in the following table.  Prior to the Business Separation, the Company did not have any common stock outstanding.

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Numerator:
Income applicable to common shares for earnings-per-share computation	$2,775	$8,062

Denominator:
Total shares outstanding	21,443	21,443
Less: unvested shares	(469)	(469)
Less: effect of calculating weighted average shares	(32)	(78)
Denominator for basic earnings per common share - weighted average shares outstanding	20,942	20,896
Plus: weighted average unvested shares	443	406
Plus: common stock equivalents of stock options outstanding	13	30
Denominator for diluted earnings per common share – weighted average shares outstanding	21,398	21,332

For the three and six months ended June 30, 2012, the denominator for diluted earnings per common share excludes 1,909,187 shares and 1,275,419 shares related to stock options which would be antidilutive for the period, respectively.

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2012:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,235	(65)	$212	$126,427	$-	$(57,416)	$(16,840)	$52,383	$444	$52,827
Equity-based compensation				1,396				1,396		1,396
Restricted share issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions, stock options exercised and other	324	(51)	4	259				263		263
Cash dividends declared ($0.28 per share)						(5,965)		(5,965)		(5,965)
Net income attributable to Lumos Networks Corp.						8,062		8,062		8,062
Amortization of actuarial loss from defined benefit plans, net of $346 of deferred tax asset							544	544		544
Net loss attributable to noncontrolling interests								-	(35)	(35)

Balance, June 30, 2012	21,559	(116)	$216	$128,082	$-	$(55,319)	$(16,296)	$56,683	$409	$57,092

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of June 30, 2012, 1,278,585 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

During the six months ended June 30, 2012, the Company issued 819,332 stock options under the Equity and Cash Incentive Plan.  The options issued under the Equity and Cash Incentive Plan generally vest one-fourth annually beginning one year after the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Additionally, during the six months ended June 30, 2012, the Company issued 280,574 shares of restricted stock under the Equity and Cash Incentive Plan.  These restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The summary of the activity and status of the Company’s stock options for the six months ended June 30, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,348	$14.58
Granted during the period	819	9.83
Exercised during the period	-	-
Forfeited during the period	(189)	13.85
Expired during the period	(55)	14.72
Outstanding at June 30, 2012	1,923	12.62	7.7 years	$585

Exercisable at June 30, 2012	737	14.61	5.3 years	$128
Total outstanding, vested and expected to vest at June 30, 2012	1,755	$12.87		$493

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2012 was $2.35.  The total fair value of options that vested during the six months ended June 30, 2012 was $0.8 million.  As of June 30, 2012, there was $2.3  million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

The summary of the activity and status of the Company’s restricted stock for the six months ended June 30, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2012	352	$14.46
Granted during the period	281	10.32
Vested during the period	(100)	14.43
Forfeited during the period	(64)	13.91
Restricted stock outstanding at June 30, 2012	469	$12.07

As of June 30, 2012, there was $3.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.  The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the six months ended June 30, 2012, 6,578 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the six-month period ended June 30, 2012.

Note 10.  Income Taxes

Income tax expense for the three and six months ended June 30, 2012 was $3.0 million and $6.4 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2012, the amount of these charges is expected to be approximately $0.2 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of June 30, 2012.  The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million.  Based on the IRC 382 Limit, the Company expects that $3.9 million of these prior NOLs will be available for use as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11.  Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network.  The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims.  In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.  The Company has had a  lawsuit related to access billings filed against it totaling $3.9 million for which a loss is “reasonably possible” under applicable accounting standards.  The outcome of this matter is difficult to determine and the Company intends to vigorously contest and defend its position.  The Company has no accrual established related to this lawsuit.

The Company has received access disputes from other carriers totaling $6.0 million for which the Company has reserved $5.6 million, representing the Company’s best estimate of the outcome of these disputes.  The Company does not expect that the ultimate disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities.  The Company has disputed and not paid access charges with an ILEC totaling $6.6 million for which the Company has no reserve.  While the outcome of this and other such matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $1.9 million as of June 30, 2012, which are expected to be satisfied during 2012.

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward (Note 2), and within such agreements, the companies are required to indemnify each other regarding certain matters.

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

Overview

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network, with approximately 5,800 route-miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy.  Our product offerings include voice services, high-speed transport, private line and wavelength high-bandwidth services, which provides a means to efficiently utilize fiber in broadband applications and to provide high-capacity bandwidth, such as Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.

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

We have entered into a separation and distribution agreement containing key provisions related to the Business Separation and assets transferred, liabilities assumed and contracts assigned to us.  For a period of time, we will utilize NTELOS for transition services for certain corporate and information technology functions under a transition services agreement (“TSA”).  For 2012, we anticipate our cost of TSA services will be approximately $2.5 million, of which $1.7 million has been incurred through June 30, 2012, and we anticipate that we will provide TSA services to NTELOS for certain corporate functions of approximately $1.0 million, of which $0.8 million has been realized through June 30, 2012.

Financial data included in this Form 10-Q reflects Lumos Networks as a standalone public company.  Revenue for 2011 includes services sold to the NTELOS wireless segment, which amounted to $1.9 million for the three months ended June 30, 2011 and $3.9 million for the six months ended June 30, 2011.  Expenses for 2011 include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions.  These additional expenses for the three and six months ended June 30, 2011 totaled $0.7 million and $1.5 million, respectively.

We are incurring additional expenses as a result of the Business Separation.  We also are incurring expenses related to transition services from NTELOS and will continue to incur such expenses for a period of time not to exceed two years as specified in the transition services agreement with NTELOS.  During the three and six months ended June 30, 2012, the net expense to the Company related to the transition services agreement was $0.5 million and $0.9 million, respectively.  Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the Business Separation or under the terms of such agreements.  While we do not expect these higher costs to be material, the amount and timing of when we incur such additional costs may increase the variability of our earnings and cash flows.  If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows.  In 2011, we incurred one-time costs for customer and marketing communications, and we are currently incurring additional costs of being a public company and costs associated with creating a new information technology infrastructure.  These costs may be in excess of previously allocated corporate expenses; however, we do not expect these additional and incremental costs to be material to our earnings and cash flows.

Business Segments

We operate our business as two segments: a competitive network service provider and a traditional RLEC.

The Competitive segment derives revenue from the sale of data, Internet-based services and traditional voice services primarily to enterprise customers and carrier transport services to other carriers.  Our Competitive business serves Virginia, West Virginia, and Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 route-mile fiber network.  We market and sell our services almost exclusively to business, government and carrier customers.  Revenues from the Competitive segment accounted for approximately 77% and 74% of our total revenue for the three months ended June 30, 2012 and 2011, respectively, and approximately 76% and 73% of our total revenue for the six months ended June 30, 2012 and 2011, respectively.

Our focus in 2012 is to grow Competitive revenue by driving enterprise data sales and wholesale data sales to carriers for transport and fiber-to-the-cell sites in our footprint.  We have added significant experienced sales resources to improve our market penetration and facilitate the sale of our data and IP-based services.  We have also added sales resources to focus on obtaining long-term fiber-to-the-cell site contracts with wireless carriers that are deploying 4G data services, which will also enable us to transport high speed connections to switching locations.  We strive to leverage our network, focusing on potential customers on or near our fiber backbone and maximizing future capital expenditure efficiency.

In 2011 and during the first six months of 2012, we experienced higher than anticipated churn in the Competitive voice segment from the residential and small business customer base in the FiberNet markets of West Virginia.  We also generated lower than expected new sales during these periods as we further rationalized these markets.  We anticipate that these churn and new sales trends for Competitive voice may continue throughout the remainder of 2012.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties.  The RLEC utilizes an Alcatel-Lucent 5ESS digital switch serving as a tandem switch to our local region.  We offer high speed broadband to 98% of the RLEC and have invested in fiber-to-the-home, which passed approximately 16,000 homes as of June 30, 2012.  The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve.  While the RLEC owns the fiber, the products are sold through the Competitive segment.  The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment to these RLEC customers.  The intercompany revenue is eliminated in our condensed consolidated statements of operations.

In the RLEC market, our fiber-to-the-home deployment significantly reduces churn in the areas where it is offered.  In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16 million, of which 50% (approximately $8 million) is being funded by the grant from the federal government.  We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $9.4 million of total project costs through June 30, 2012.  The project is required to be completed in 2015.

As of June 30, 2012, we operated approximately 32,300 RLEC telephone access lines, representing a decline of approximately 900 access lines from December 31, 2011 and approximately 2,200 lines from June 30, 2011 due to cable competition, wireless substitution and the economic climate.  These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the Federal Communications Commission (“FCC”) for one of our RLECs, access reconfigurations and network grooming by carriers, contributed to a 12.9% decline in RLEC revenues from the three months ended June 30, 2011 to the comparative period in 2012 and a 12.6% decline in RLEC revenues from the six months ended June 30, 2011 to the comparative period in 2012.

We anticipate significant further access revenue declines in the RLEC segment as a result of recent actions taken by applicable regulatory authorities, principally the FCC and the Virginia State Corporation Commission (“SCC”).  However, a portion of the access revenue that we  currently receive from carriers will be recovered through payments from the FCC’s newly created “Connect America Fund” and from increases in charges to end user subscribers in the form of rate increases and the FCC’s newly created “Access Recovery Charge.”  These new payments and revenues are effective on July 1, 2012.  Access revenue also will be negatively impacted by network grooming by carriers, which commenced in 2011 and is expected to continue in 2012 and beyond.  On November 18, 2011, the FCC released an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions are scheduled to commence on July 1, 2012.  Our combined RLEC revenues from access and the universal service fund (“USF”) was $7.1 million ($2.8 million of which was from intra-state access revenues and $1.8 million was from USF) for the three months ended June 30, 2012 as compared to access revenues of $8.6 million ($4.0 million of which was from intra-state access revenues and $1.9 million was from USF) for the three months ended June 30, 2011.  Our combined RLEC revenues from access and the USF was $14.9 million ($6.2 million of which was from intra-state access revenues and $3.6 million was from USF) for the six months ended June 30, 2012 as compared to access revenues of $17.7 million  ($8.6 million of which was from intra-state access revenues and $3.8 million was from USF) for the six months ended June 30, 2011.

Our operating income margins were approximately 18% and 26% for the three months ended June 30, 2012 and 2011, respectively, and were approximately 20% and 25% for the six months ended June 30, 2012 and 2011, respectively.  The decrease in the margin is primarily due to the RLEC access revenue reductions discussed above.

Market Risks

Many of the market risk factors described above which affected our results of operations in 2011 and the first six months of 2012 are expected to continue throughout the remainder of 2012 and beyond.

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

•

corporate operations expenses, including taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors, employee separation charges related to a prior executive officer and amortization of actuarial losses related to retirement plans;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable; and
•	accretion of asset retirement obligations.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, interest expense on accounts due to NTELOS (prior to the Business Separation), loss on interest rate derivatives and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of debt issuance fees.

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

Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

Operating revenues decreased $1.3 million, or 2.4%, from the three months ended June 30, 2011 to the three months ended June 30, 2012 due to a decrease in RLEC revenues of $1.8 million, partially offset by an increase in Competitive segment revenues of $0.5 million.  Operating revenues decreased $2.5 million, or 2.4%, from the six months ended June 30, 2011 to the six months ended June 30, 2012 due to a decrease in RLEC revenues of $3.5 million, partially offset by an increase in Competitive segment revenues of $1.0 million.  As noted above, the decline in RLEC segment revenues from the prior year comparative periods was due primarily to the loss of access lines, a biennial reset (reduction) of our interstate access rates in the third quarter of 2011 and revenue reductions related to recent actions taken by applicable regulatory authorities and interexchange carrier network grooming.  The increase in Competitive segment revenues over the comparative periods was primarily driven by increases in wholesale and data revenues, and was partially offset by a decline in voice and other non-strategic revenues.

Operating income decreased $4.3 million from the three months ended June 30, 2011 to the three months ended June 30, 2012 due to the $1.3 million decrease in revenues and a $3.0 million increase in operating expenses.  Operating income decreased $5.2 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 due to the $2.5 million decrease in revenues and a $2.7 million increase in operating expenses.  Total operating expenses for the three- and six-month periods ended June 30, 2012 include a charge of $2.0 million related to the recognition of separation benefits which were provided for in the separation agreement of an executive officer who left the Company in April 2012.  The remaining three- and six-month increases in operating expense over 2011 are described in the operating expenses section below.

Net income attributable to Lumos Networks decreased $3.7 million from the three months ended June 30, 2011 to the three months ended June 30, 2012.  Reflected in these results was the $4.3 million decrease in operating income and a $0.8 million increase in interest expense from the comparative three-month period in 2011 to the comparative three-month period in 2012.  Partially offsetting these results was a $1.2 million decrease in income tax expense from the three months ended June 30, 2011 to the three months ended June 30, 2012.

Net income attributable to Lumos Networks decreased $3.5 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, reflecting the $5.2 million decrease in operating income partially offset by a $1.5 million decrease in income tax expense.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$38,968	$38,473	$495	1.3%
RLEC	11,835	13,589	(1,754)	(12.9)%
Total	$50,803	$52,062	$(1,259)	(2.4)%

	Six Months Ended June 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$77,884	$76,862	$1,022	1.3%
RLEC	24,331	27,844	(3,513)	(12.6)%
Total	$102,215	$104,706	$(2,491)	(2.4)%

•

Competitive Revenues.  Competitive revenues for the three months ended June 30, 2012 increased $0.5 million, or 1.3%, over the three-month comparative period in 2011, and Competitive revenues for the six months ended June 30, 2012 increased $1.0 million, or 1.3%, over the six-month comparative period in 2011.  Wholesale revenue for the three months ended June 30, 2012 grew $1.9 million, or 20.4%, over the three months ended June 30, 2011, and wholesale revenue for the six months ended June 30, 2012 grew $4.5 million, or 25.5%, over the six months ended June 30, 2011.  Wholesale revenue growth is derived primarily from fiber connections to wireless cell sites, which connections increased 63.3%, from 109 as of June 30, 2011 to 178 as of June 30, 2012.  As of December 31, 2011, we had 148 fiber connections to wireless cell sites, and we expect to more than double such connections by the end of 2012.  Revenue from Enterprise Data and Residential and Small Business Broadband Data products collectively increased $1.5 million, or 12.0%, from the three months ended June 30, 2011 to the three months ended June 30, 2012 and increased $2.3 million, or 9.3%, from the six months ended June 30, 2011 to the six months ended June 30, 2012.  These increases were primarily driven by an increase in on-net buildings of 20.8%, from 903 as of June 30, 2011 to 1,091 as of June 30, 2012.   Revenues from Competitive wholesale and data accounted for 63.9% and 63.1% of total Competitive revenue for the three and six months ended June 30, 2012, respectively, up from 56.0% and 55.1%  for the three and six months ended June 30, 2011.  These three- and six-month increases in Competitive wholesale and data revenues were partially offset by a $2.9 million, or 17.0%, three-month decrease and a $5.8 million, or 16.7%, six-month decrease in revenues from Competitive voice and other non-strategic revenues, including dial-up Internet and reciprocal compensation.

•    RLEC Revenues.   RLEC revenues decreased $1.8 million, or 12.9%, and $3.5 million, or 12.6%, from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012, respectively, primarily due to decreased access revenues resulting from a 6.4% decrease in access lines and a decrease in access revenues from our carrier customers with whom we interconnect and for whom we provide access services based on rate reductions and configuration changes.  Finally, on July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $1.2 million reduction in revenue during the second half of 2011.  We anticipate that this rate reset will result in a comparable monthly reduction in revenue during 2012.

Additionally, as noted in the overview section above, recent actions from regulatory authorities will cause rate declines beginning in July 2012 with further reductions occurring over the next few years, the effect of which is predicted to be more significant than what we have experienced in prior years.

Access lines totaled approximately 32,300 as of June 30, 2012 and approximately 34,500 as of June 30, 2011, a 2,200 line decline.  This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Operating Expenses	2012	2011	$ Variance	%Variance
(Dollars in thousands)
Competitive	$24,890	$23,002	$1,888	8.2%
RLEC	4,807	4,035	772	19.1%
Operating expenses, before equity-based compensation expense, acquisition related charges, depreciation and amortization, accretion of asset retirement obligations, employee separation charges and amortization of actuarial losses	29,697	27,037	2,660	9.8%
Equity-based compensation expense	777	674	103	15.3%
Acquisition related charges	-	39	(39)	(100.0)%
Depreciation and amortization	8,803	10,997	(2,194)	(20.0)%
Accretion of asset retirement obligations	31	28	3	10.7%
Employee separation charges(1)	2,035	-	2,035	N/M %
Amortization of actuarial losses(2)	445	-	445	N/M %
Total operating expenses	$41,788	$38,775	$3,013	7.8%

	Six Months Ended June 30,
Operating Expenses	2012	2011	$ Variance	%Variance
(Dollars in thousands)
Competitive	$49,258	$46,914	$2,344	5.0%
RLEC	9,560	8,503	1,057	12.4%
Operating expenses, before equity-based compensation expense, acquisition related charges, depreciation and amortization, accretion of asset retirement obligations, employee separation charges and amortization of actuarial losses	58,818	55,417	3,401	6.1%
Equity-based compensation expense	1,788	1,362	426	31.3%
Acquisition related charges	-	80	(80)	(100.0)%
Depreciation and amortization	18,023	21,999	(3,976)	(18.1)%
Accretion of asset retirement obligations	61	56	5	8.9%
Employee separation charges(1)	2,035	-	2,035	N/M %
Amortization of actuarial losses(2)	890	-	890	N/M %
Total operating expenses	$81,615	$78,914	$2,701	3.4%

(1)

In the second quarter of 2012, we recorded charges of $2.0 million related to the recognition of employee separation benefits which were provided for in the employment agreement of an executive officer who left the Company in April 2012.  These charges are in included in corporate operations expense on the condensed consolidated statement of operations.

(2)

We received an allocated portion of the total benefits expenses from NTELOS Inc. for NTELOS’s pension and other postemployment retirement plans in which we participated during the periods prior to the Business Separation.  The total allocated expense for the three and six months ended  June 30, 2011 related to amortization of actuarial losses was not material.

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

•

Competitive –Compensation and benefits directly charged to the Competitive segment combined with corporate allocations during the three months ended June 30, 2012 increased $1.9 million over compensation and benefits directly charged to the Competitive segment and allocations from NTELOS (which were eliminated upon the Business Separation) in the three months ended June 30, 2011.  Bad debt expense decreased by $0.4 million but was offset by increases in other expenses such as professional fees and telephone expense.

Consistent with the three-month increase, the six-month increase noted in the table above was primarily driven by a net $2.8 million increase in compensation and corporate allocations, as well as increases in other expenses such as professional fees and telephone expense.  Partially offsetting these net increases was a $0.4 million decrease in access expense and a $0.4 million decrease in bad debt expense.

•

RLEC – Similar to the Competitive segment, the three- and six-month increases noted in the tables above were driven primarily by increases in corporate allocations and increases in direct salaries, wages and benefits, partially offset by decreases in operating expenses allocated from NTELOS in the prior year.  Also, professional fees increased $0.1 million and $0.4 million over the prior year three- and six-month periods, respectively.

COST OF SALES AND SERVICES—Cost of sales and services increased $1.0 million, or 5.2%, from the three months ended June 30, 2011 and increased $0.3 million, or 0.8%, from the six months ended June 30, 2011.

The $1.0 million increase over the prior year three-month comparative period includes a $0.4 million increase in access expense and also includes increases of $0.2 million or less in various line items, including repairs and maintenance, telephone, materials and supplies and equity-based compensation expense.

A decrease of $0.7 million in the first quarter of 2012 from the prior year comparative quarter partially offset the $1.0 million increase for the second quarter of 2012 described above, resulting  in a $0.3 million net increase over the prior year comparative six-month period.  The first quarter decline was driven by a decrease in network access expenses related to line loss and reductions in leased facilities from converting customers to our network.

We anticipate the increase in access related expenses from Competitive revenue growth will be largely offset by declines from voice line churn, particularly in the legacy FiberNet markets, and by pruning leased facilities.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $0.5 million, or 9.6%, from the three months ended June 30, 2011 and increased $0.4 million, or 4.4%, from the six months ended June 30, 2011.  The increases for both of the three- and six-month periods include a $0.6 million increase in employee compensation and benefits directly charged to Lumos, which increases are net of decreases in corporate overhead costs that were allocated from NTELOS in 2011.  Also increasing over the comparative three and six months were postage and freight expenses, equity-based compensation expense and materials and supplies.  These line items collectively increased $0.3 million over the comparative three months and increased $0.4 million over the comparative six months.  Partially offsetting these increases over the three-month prior year comparative period was a decrease of $0.3 million in bad debt expense.  Similarly, bad debt expense decreased $0.4 million from the prior year six-month comparative period.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $3.7 million, or 108.4% over the comparative three months in 2011 and increased $5.9 million, or 80.8%, over the comparative six months in 2011.  Included in the results for the three and six months ended June 30, 2012 was a charge of $2.0 million related to employee separation benefits which were provided for in the terms of the separation agreement of an executive officer who left the Company in April 2012.  Also included in the results for the three and six months ended June 30, 2012 were charges of $0.4 million and $0.9 million, respectively, for amortization of actuarial losses for the pension plan. During the three and six months ended June 30, 2011, the allocation of amortization of actuarial losses from NTELOS was not material.  Legal and professional fees increased $0.4 million over the prior year comparative three-month period and increased $1.3 million over the prior year comparative six-month period due to legal and professional services related to access and other disputes (Note 11).  The remainder of the net three- and six-month increases relate to expenses incurred to establish and maintain independent operations from NTELOS, including increased director fees, insurance and contracted services.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization decreased $2.2 million, or 20.0%, from the three months ended June 30, 2011 and decreased $4.0 million, or 18.1%, from the six months ended June 30, 2011.  These decreases are primarily attributable to a $1.2 million three-month decrease and a $2.5 million six-month decrease in amortization expense related to customer and other amortizable intangible assets from the 2010 FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit, and due to the impairment of certain customer intangible and trademark intangible assets in the RLEC segment during the fourth quarter of 2011.  Also contributing to the three- and six-month decreases in depreciation and amortization was a $1.0 million three-month decrease and a $1.4 million six-month decrease in depreciation expense primarily related to the impairment of certain assets in the RLEC segment during the fourth quarter of 2011.

OTHER INCOME (EXPENSES) – Interest expense for the three months ended June 30, 2012 and 2011 was $2.9 million and $2.6 million, respectively, representing an increase of $0.3 million, or 14.3%.  Interest expense for the six months ended June 30, 2012 and 2011 was $5.9 million and $6.3 million, respectively, representing a decrease of $0.4 million, or 5.8%.  Interest expense for the three and six months ended June 30, 2011 primarily represents intercompany interest charged to us by NTELOS for our subsidiaries that had intercompany loans from NTELOS, partially offset by interest earned from NTELOS related to our subsidiaries that had intercompany receivables with NTELOS.  The rate used for this intercompany interest charge was equal to NTELOS’s average borrowing rate of 5.21% for the six months ended June 30, 2011.  The earned interest rate that we charged to NTELOS was a fraction of the borrowing rate charged by NTELOS.  During the three and six months ended June 30, 2012, interest expense primarily includes actual interest associated with our Credit Facility, which rate is significantly lower than the average borrowing rate of NTELOS in 2011 (3.75% average rate for the six months ended June 30, 2012).

Additionally, for the three and six months ended June 30, 2012, we recorded a loss on derivative instruments of $0.4 million and $0.3 million, respectively, which is reflected as “loss on interest rate derivatives” in the condensed consolidated statement of operations (Note 7).

INCOME TAXES – Income tax expense for the three months ended June 30, 2012 and 2011 was $3.0 million and $4.2 million, respectively, and income tax expense for the six months ended June 30, 2012 and 2011 was $6.4 million and $7.9 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses.  Our effective income tax rate increased significantly in both the three and six months ended June 30, 2012 over the comparative periods in 2011 as a result of the Business Separation, which resulted in an increase in state income tax expense as a component of total income tax expense due to the removal of the dilutive effects of NTELOS from our combined state tax reporting groups.  We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2012, the amount of these charges is expected to be approximately $0.2 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $5.6 million as of June 30, 2012.  These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million . Based on the IRC 382 Limit, we expect to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022.

Liquidity and Capital Resources

For the six months ended June 30, 2012 and 2011, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided from operating activities.  We believe our cash generated from operations will continue to fund our working capital requirements, capital expenditures and anticipated interest and principal payments on our Credit Facility for the next twelve months.

As of June 30, 2012, we had $401.7 million in aggregate long term liabilities, consisting of $312.3 million in borrowings under our Credit Facility ($317.0 million including the current portion) and $89.4 million in other long-term liabilities, inclusive of deferred income tax liabilities of $47.6 million and other long-term liabilities of $41.8 million.  Our credit agreement includes a revolving credit facility of $60 million (the “Revolver”), approximately $51.5 million of which is available for our working capital requirements and other general corporate purposes as of June 30, 2012.

In addition to the Credit Facility, we have entered into capital leases on vehicles with original lease terms of four to five years.  In addition, we have $0.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition.  As of June 30, 2012, the total net present value of our future minimum lease payments is $1.8 million.  As of June 30, 2012, the principal portion of these capital lease obligations is due as follows:  $0.3 million in the remainder of 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and $0.1 million thereafter.

We have a maximum distributable amount under the terms of our credit agreement that can be used to make certain restricted payments including dividends.  The distributable amount was initially set at $5 million on the date of funding and is increased every January 1st by the greater of $12 million or 75% of excess cash flow, as defined.  The distributable amount as of June 30, 2012 was $11.1 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of June 30, 2012, we are in compliance with all of our debt covenants, and our ratios at June 30, 2012 are as follows:

	Actual	Covenant Requirement at June 30, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.50	Not more than 4.00
Interest coverage ratio	8.23	Not less than 3.25

During the six months ended June 30, 2012, net cash provided by operating activities was $34.6 million.  Net income during this period was $8.0 million which included $28.6 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used $2.0 million.  The principal changes in operating assets and liabilities from December 31, 2011 to June 30, 2012 were as follows: accounts receivable decreased $1.3 million; current assets increased $1.6 million related to increases in prepaid maintenance contract and rents; accounts payable decreased $1.3 million; other current liabilities increased $2.0 million; and retirement benefit contributions and distributions (net) used $2.4 million.

During the six months ended June 30, 2011, net cash provided by operating activities was approximately $38.5 million.  Net income during this period was $11.6 million and we recognized $29.8 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used $3.0 million.  The principal changes in operating assets and liabilities from December 31, 2010 to June 30, 2011 were as follows: current assets increased $0.2 million; accounts payable decreased $3.8 million; and other current liabilities increased $1.0 million.

Our cash flows used in investing activities for the six months ended June 30, 2012 were $28.6 million.  Of this total, $29.0 million was used for the purchase of property and equipment comprised of (i) $21.7 million for success-based customer and network expansion, (ii) $4.3 million for infrastructure upgrades and network sustainment and (iii) $3.0 million primarily for information technology upgrades.  Our cash flows used in investing activities for the six months ended June 30, 2012 also included $0.8 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $0.8 million of the required pledged deposit, $0.8 million of capital spending on the RUS project for which RUS is obligated to reimburse us and $0.3 million used to purchase the Lumos Networks trade name (Note 3).

Our cash flows used in investing activities for the six months ended June 30, 2011 were approximately $34.6 million, of which approximately $33.8 million was used for the purchase of property and equipment comprised of (i) $7.8 million for the FiberNet network infrastructure and integration, (ii) $14.2 million for success-based customer and network expansion, and (iii) $11.8 million for infrastructure upgrades and network sustainment.  Our cash flows used in investing activities for the six months ended June 30, 2011 also included $0.8 million due from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the six months ended June 30, 2011.

We currently expect capital expenditures for 2012 to be approximately $60 million, although we could determine to increase this for additional discretionary capital expenditures related to customer contracts for wholesale and enterprise data revenue (“success-based capital expenditures”).  These capital expenditures will be targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Additionally, we will provide normal network facility upgrades for our RLEC and Competitive operations, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home and growth in IPTV-based video subscribers and revenues.  We also will incur additional one-time investments as a result of the Business Separation to split systems that we shared with NTELOS and to create new and improved information technology infrastructure.

Net cash used in financing activities for the six months ended June 30, 2012 aggregated $13.8 million, which primarily represents the following:

"	$6.5 million of repayments (net) under the revolving credit facility;
"	$1.0 million repayments on our Credit Facility;
"	$5.9 million cash dividends paid on common stock;
"	$0.4 million payments under capital lease obligations; and
"	less than $0.1 million provided by other financing activities.

Net cash used in financing activities for the six months ended June 30, 2011 aggregated $3.9 million, which primarily represents the following:

"	$4.3 million net borrowings from NTELOS Inc.;
"	$7.6 million used for dividends to NTELOS Inc.; and
"	$0.7 million payments under capital lease obligations.

As of June 30, 2012, we had $9.5 million in cash and restricted cash and negative working capital (current assets minus current liabilities) of ($4.2) million.  Of the total cash on hand as of June 30, 2012, $6.7 million represents previously mentioned pledged deposits for our RUS grant and $2.8 million represents unrestricted cash.  We have a swingline arrangement with our primary commercial bank which is part of the total $60 million revolving credit facility.  This facility is automatically drawn on or paid down based on cash inflows and outflows from our master cash account which serves to minimize the cost of capital.

Our RLEC paid dividends of $7.6 million to NTELOS Inc., a subsidiary of NTELOS, in the six months ended June 30, 2011 in accordance with the requirements of NTELOS Inc.’s senior secured credit facility.  After the Business Separation, the RLEC is no longer a subsidiary of NTELOS Inc. and will therefore no longer make this dividend payment.  The RLEC will pay an intercompany dividend to us in accordance with the Credit Facility.  There was no RLEC dividend during the six months ended June 30, 2012.

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

We expect that our cash flows from operations coupled with cash available from the Revolver are sufficient to satisfy our foreseeable working capital requirements, capital expenditures, dividend payments and debt service requirements for the next 12 months.  However, if we determine to increase the level of success-based capital expenditures in support of enterprise and wholesale data revenue growth, we will increase borrowings against our Revolver by more than originally anticipated and could seek additional financing.  We cannot be sure that we can obtain additional financing on favorable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital.  If we are unable to obtain additional needed financing, it may prohibit us from making these capital expenditures or making other investments in our business, which could materially and adversely affect our results of operations by limiting our growth potential.

On February 23, 2012, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 12, 2012 to stockholders of record on March 14, 2012 and totaled $3.0 million.  On April 26, 2012, our board of directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on July 12, 2012 to stockholders of record on June 14, 2012 and totaled $3.0 million.  On August 2, 2012, our Board of Directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, to be paid on October 12, 2012 to stockholders of record on September 14, 2012.

Under the tax matters agreement entered into between us and NTELOS, we are generally required to indemnify NTELOS against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Lumos Networks, (3) certain other actions or failures to act by us, or (4) any breach by us of certain of our representations or undertakings.  Our indemnification obligations to NTELOS and its subsidiaries, officers and directors are not limited by any maximum amount.

Pursuant to the separation and distribution agreement and certain other agreements with NTELOS, NTELOS agreed to indemnify us from certain liabilities, and we agreed to indemnify NTELOS for certain liabilities.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  We do not anticipate that this ASU will have a material impact on the process for our annual testing of goodwill, which is performed in October of each year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We paid the $177.1 million balance due to NTELOS Inc. on the effective date of the Business Separation (October 31, 2011) by entering into the $370 million post-Business Separation credit facility.  As of June 30, 2012, $317.0 million was outstanding under our Credit Facility.  As of June 30, 2012, we had a leverage ratio of 3.50:1.00 and an interest coverage ratio 8.23:1.00, both of which are favorable to any future covenant requirement.  We have other fixed rate, long-term debt in the form of capital leases totaling $1.8 million as of June 30, 2012.

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

At June 30, 2012, our financial assets in the combined balance sheets included unrestricted cash of $2.8 million.  Other securities and investments totaled $0.3 million at June 30, 2012.

The following sensitivity analysis indicates the impact at June 30, 2012, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value		Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$317,000	$	N/M	$348,700	$285,300
Capital lease obligations	$1,832		$1,832	$2,015	$1,649

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by us to other carriers for access to our network.  We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows (see Note 11, Commitments and Contingencies).

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

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Agreement with Michael B. Moneymaker dated April 30, 2012
31.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By: /s/ Timothy G. Biltz

Name:Timothy G. Biltz

Title:  Chief Executive Officer

By: /s/ Harold L. Covert

Name:Harold L. Covert

Title:  Chief Financial Officer