Form 10-Q
period 2012-09-30
Lumos Networks Corp.
filed 2012-11-01
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 21,484,404 shares of the registrant’s common stock outstanding as of the close of business on October 29, 2012.

LUMOS NETWORKS CORP.
2012 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp

(Unaudited)

(In thousands)	September 30, 2012	December 31, 2011
Assets

Current Assets
Cash	$2	$10,547
Restricted cash	6,750	7,554
Accounts receivable, net of allowance of $3,351 ($2,822 in 2011)	22,609	23,555
Other receivables	3,357	2,390
Prepaid expenses and other	3,095	2,278
Total Current Assets	35,813	46,324

Securities and Investments	382	128

Property, Plant and Equipment
Land and buildings	22,116	22,833
Network plant and equipment	392,455	365,101
Furniture, fixtures and other equipment	17,086	13,069
Total in service	431,657	401,003
Under construction	31,883	18,200

	463,540	419,203
Less accumulated depreciation	138,442	119,245

Total Property, Plant and Equipment, net	325,098	299,958

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $70,092 ($61,742 in 2011)	37,679	45,696
Deferred charges and other assets	5,167	6,197
Total Other Assets	143,143	152,190

Total Assets	$504,436	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,781	$2,679
Accounts payable	12,217	12,432
Dividends payable	3,006	2,980
Advance billings and customer deposits	13,210	12,623
Accrued compensation	1,958	2,832
Accrued operating taxes	4,384	2,624
Other accrued liabilities	4,039	3,262
Total Current Liabilities	45,595	39,432

Long-term Liabilities
Long-term debt	307,597	323,897
Retirement benefits	35,066	35,728
Deferred income taxes	50,685	41,204
Other long-term liabilities	2,574	5,028
Income tax payable	645	484

Total Long-term Liabilities	396,567	406,341

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 21,590 shares issued and 21,482 shares outstanding (21,235 shares issued and 21,170 shares outstanding in 2011)	216	212
Additional paid in capital	129,541	126,427
Treasury stock, 108 shares at cost (65 shares in 2011)	-	-
Accumulated deficit	(51,983)	(57,416)
Accumulated other comprehensive loss	(16,024)	(16,840)
Total Lumos Networks Corp. Stockholders' Equity	61,750	52,383
Noncontrolling Interests	524	444

Total Equity	62,274	52,827

Total Liabilities and Equity	$504,436	$498,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Operating Revenues	$51,977	$51,601	$154,192	$156,307

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	20,180	19,479	59,919	58,901
Customer operations	5,885	4,661	16,446	14,778
Corporate operations	5,216	3,588	18,447	10,908
Depreciation and amortization	9,650	10,904	27,673	32,903
Accretion of asset retirement obligations	32	30	93	86
Gain on settlements, net	(2,335)	-	(2,335)	-
Total Operating Expenses, net	38,628	38,662	120,243	117,576
Operating Income	13,349	12,939	33,949	38,731

Other Income (Expenses)
Interest expense	(3,064)	(2,559)	(8,980)	(8,840)
Loss on interest rate derivatives	(263)	-	(555)	-
Other income, net	24	66	55	73
Total Other Expenses, net	(3,303)	(2,493)	(9,480)	(8,767)
Income Before Income Tax Expense	10,046	10,446	24,469	29,964

Income Tax Expense	3,589	4,249	9,985	12,144

Net Income	6,457	6,197	14,484	17,820

Net Income Attributable to Noncontrolling Interests	(115)	(2)	(80)	(87)

Net Income Attributable to Lumos Networks Corp.	$6,342	$6,195	$14,404	$17,733

Basic and Diluted Earnings Per Common Share Attributable to Lumos Networks Corp. Stockholders:
Income per share-basic	$0.30		$0.69
Income per share-diluted	$0.30		$0.67

Weighted average shares outstanding - basic	20,992		20,928
Weighted average shares outstanding - diluted	21,471		21,374

Cash Dividends Declared per Share - Common Stock	$0.14		$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$6,457	$6,197	$14,484	$17,820

Other comprehensive income, net of tax:
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $173 and $520 of deferred tax asset for the three and nine months ended September 30, 2012	272	-	816	-

Other comprehensive income, net of tax	272	-	816	-

Total comprehensive income	6,729	6,197	15,300	17,820

Less: comprehensive income attributable to noncontrolling interests	(115)	(2)	(80)	(87)

Comprehensive income attributable to Lumos Networks Corp.	$6,614	$6,195	$15,220	$17,733

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities
Net income	$14,484	$17,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,323	21,046
Amortization	8,350	11,857
Accretion of asset retirement obligations	93	86
Deferred income taxes	9,122	7,938
Loss on interest rate swap derivatives	555	-
Equity-based compensation expense	2,887	2,146
Amortization of loan origination costs	606	-
Gain on settlement	(3,035)	-
Retirement benefits and other	2,774	(2,593)
Changes in assets and liabilities from operations:
Decrease in accounts receivable	897	403
Increase in other current assets	(1,758)	(187)
Changes in income taxes	137	(31)
Increase (decrease) in accounts payable	254	(1,453)
Increase in other current liabilities	2,167	1,617
Retirement benefit contributions and distributions	(2,654)	-
Net cash provided by operating activities	54,202	58,649

Cash flows from investing activities
Purchases of property, plant and equipment	(43,925)	(48,814)
Return of investment in restricted cash	804	-
Cash reimbursement received from government grant	804	-
Purchase of tradename asset	(333)	-
Other	(868)	(1,293)
Net cash used in investing activities	(43,518)	(50,107)

Cash flows from financing activities
Borrowings from NTELOS Inc. net	-	6,401
Repayments on senior secured term loans	(1,500)	-
Repayments on revolving credit facility, net	(10,283)	-
Cash dividends paid on common stock	(8,945)	-
Dividends paid to NTELOS Inc.	-	(14,145)
Payments under capital lease obligations	(604)	(839)
Other	103	-
Net cash used in financing activities	(21,229)	(8,583)
Decrease in cash	(10,545)	(41)
Cash:
Beginning of period	10,547	489

End of period	$2	$448

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying

Notes to Unaudited Condensed Consolidated Financial Statements

Lumos Networks Corp.

Note 1.  Organization

On October 14, 2011, NTELOS Holdings Corp. (“NTELOS”) announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations (the “Business Separation”).  Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value.  The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS stockholders of record as of the close of business on October 24, 2011, the record date (the “Distribution”).  On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS’s common stock outstanding, on a post-Reverse Stock Split basis.

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  The Company serves carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy.  The Company’s product offering includes high-speed transport, private line and wavelength high-bandwidth services and voice services.  The Company’s bandwidth services provide a means to efficiently utilize fiber in broadband applications and provide high-capacity bandwidth, such as Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over the Company’s fiber optic network.  The Company’s position as a regional service provider has been achieved by pursuing organic growth opportunities in existing and new contiguous markets strategic to the Company and through complementary acquisitions.

Note 2.  Relationship with NTELOS

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward.  These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement.  During the three and nine months ended September 30, 2012, the net expense to the Company related to the transition services agreement was $0.5 million and $1.4 million, respectively.    Services under the transition services agreement after 2012 will be limited to certain non-strategic information technology functions and facility rent.

Note 3.  Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for all periods presented on the respective financial statements included herein.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Additionally, the financial information for 2011 included herein is not reflective of what the Company’s financial position, results of operations and cash flows would have been had Lumos Networks been an independent, publicly traded company prior to the Business Separation on October 31, 2011.

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

For all periods prior to the Business Separation on October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments.  These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments.  These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions and executive management.  These additional expenses for the three and nine months ended September 30, 2011 were $0.8 million and $2.3 million, respectively.  The Company believes that these costs would not have been materially different had they been calculated on a standalone basis.  However, such costs are not indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company nor are they comparable to the expenses incurred in 2012.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks.  At times, such investments may be in excess of the FDIC insurance limit.  The commercial bank that holds significantly all of the Company’s cash at September 30, 2012 has maintained a high rating by Standard & Poor’s and Moody’s.  At September 30, 2012 and December 31, 2011, the Company did not have any cash equivalents.  As of September 30, 2012, all of the Company’s cash was held in non-interest bearing deposit accounts which are fully insured by the FDIC.  Total interest income related to cash was negligible for the three and nine months ended September 30, 2012 and 2011.

The Company utilizes a zero balance arrangement for its master cash account against a swingline facility that the Company has with its primary commercial bank.  As of September 30, 2012, the Company reclassified its book overdraft related to this master cash account of $2.3 million to Accounts Payable on the condensed consolidated balance sheet.  The Company has classified this overdraft in cash flows from operating activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed in or before 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements.  The Company did not receive any reimbursement during the three months ended September 30, 2012 but did receive $0.8 million during the nine months ended September 30, 2012 for the reimbursable portion of the qualified recoverable expenditures, and the Company has a $3.0 million receivable for the reimbursable portion of the qualified recoverable expenditures as of September 30, 2012.  At September 30, 2012, the Company’s pledged account balance was  $6.8 million.  This escrow account is a  non-interest bearing, fully insured account with its primary commercial bank.

Trade Accounts Receivable

The Company sells its services to commercial end-users and to other communication carriers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky and to residential end users in the Company’s RLEC service areas of Virginia.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in customer operations expense in the condensed consolidated statements of operations.  Bad debt expense for the three months ended September 30, 2012 and 2011 was $0.2 million and $0.1 million, respectively, and bad debt expense for the nine months ended September 30, 2012 and 2011 was $0.3 million and $0.7 million, respectively.  The Company’s allowance for doubtful accounts was $3.4 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively.

The following table presents a roll forward of the Company’s allowance for doubtful accounts from December 31, 2011 to September 30, 2012:

		Additions
Description	December 31, 2011	Charged to Expense	Charged to Other Accounts	Deductions	September 30, 2012
(In thousands)
Allowance for doubtful accounts	$2,822	$285	$299	$(55)	$3,351

Property, Plant and Equipment and Other Long-Lived Assets

Long-lived assets include property, plant and equipment, long-term deferred charges, goodwill and intangible assets to be held and used.  Long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value of those assets is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of September 30, 2012 that would require it to perform impairment testing.

Goodwill is an indefinite-lived intangible asset.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company uses a two-step process to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.  The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of its goodwill during the three or nine months ended September 30, 2012.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The FiberNet customer relationship intangible asset is being amortized using an accelerated amortization method based on the pattern of estimated earnings from these assets. At September 30, 2012 and December 31, 2011, other intangibles were comprised of the following:

		September 30, 2012		December 31, 2011
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(67,122)	$103,153	$(59,286)
Trademarks	0.5 to 15 yrs	3,518	(2,002)	3,186	(1,884)
Non-compete agreement	2 yrs	1,100	(968)	1,100	(572)
Total		$107,771	$(70,092)	$107,439	$(61,742)

During the nine months ended September 30, 2012, the Company capitalized costs of $0.3 million related to the development and registration of the “Lumos Networks” tradename.  The term of the registration is ten years and it may be renewed for additional ten-year terms.  The Company determined that the Lumos Networks tradename should be categorized as an indefinite-lived intangible asset.  This asset is contained within the line item “Other intangibles, less accumulated amortization” on the condensed consolidated balance sheet.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2012 or 2011.  Amortization expense for the three months ended September 30, 2012 and 2011 was $2.8 million and $3.8 million, respectively, and amortization expense for the nine months ended September 30, 2012 and 2011 was $8.3 million and $11.9 million, respectively.

Amortization expense for the remainder of 2012 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Non-Compete	Total
Remainder of 2012	$2,612	$40	$132	$2,784
2013	9,665	159	-	9,824
2014	9,028	159	-	9,187
2015	4,648	159	-	4,807
2016	2,416	159	-	2,575
2017	$2,097	$159	$-	$2,256

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

For the three and nine months ended September 30, 2012, the components of the Company’s net periodic benefit cost for its Defined Benefit Pension Plan were as follows:

(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Service cost	$511	$1,532
Interest cost	674	2,024
Expected return on plan assets	(879)	(2,638)
Amortization of loss	370	1,112
Net periodic benefit cost	$676	$2,030

Pension plan assets were valued at $50.6 million at September 30, 2012, which included funding contributions in the first quarter of 2012 of $2.0 million, and $45.1 million at December 31, 2011.

For the three and nine months ended September 30, 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Service cost	$20	$59
Interest cost	131	394
Net periodic benefit cost	$151	$453

The Company received an allocated portion of the total benefits expenses for the plans discussed above from NTELOS Inc. during the periods prior to the Business Separation.  The total allocated expense for the three and nine months ended September 30, 2011 for these plans was  $0.6 million and $1.7 million, respectively.

The total expense recognized for the Company’s nonqualified pension plans for the three months ended September 30, 2012 was $0.2 million, and $0.1 million of this expense relates to the amortization of actuarial loss.  The total expense recognized for the Company’s nonqualified pension plans for the nine months ended September 30, 2012 was $0.6 million, and $0.2 million of this expense relates to the amortization of actuarial loss.

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

Equity awards prior to the Business Separation were granted in NTELOS stock instruments and the related expense was allocated to the Company.  Unvested NTELOS stock instruments were converted to commensurate Lumos Networks stock instruments in connection with and at the time of the Business Separation.  The fair value of the common stock options granted during the three and nine months ended September 30, 2012 and 2011 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the share-based awards for the three and nine months ended September 30, 2012 and 2011 (Note 9) and the Company’s 401(k) matching contributions was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cost of sales and services	$171	$99	$491	$295
Customer operations	196	114	528	350
Corporate operations	732	571	1,868	1,501
Equity-based compensation expense	$1,099	$784	$2,887	$2,146

Future charges for equity-based compensation related to instruments outstanding at September 30, 2012 for the remainder of 2012 and for the years 2013 through 2017 are estimated to be $0.7 million, $2.0 million, $1.1 million, $0.6 million, $0.1 million and less than $0.1 million, respectively.

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

Revenues from Verizon accounted for approximately 11% and 9% of the Company’s total revenue for the three months ended September 30, 2012 and 2011, respectively, and accounted for approximately 10% and 9% of the Company’s total revenue for the nine months ended September 30, 2012 and 2011, respectively.  Revenue from Verizon was derived from RLEC and Competitive segments’ network access.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended September 30, 2012
Operating Revenues	$39,778	$12,199	$-	$51,977
Intersegment Revenues(1)	237	1,224	(1,461)	-
Depreciation & Amortization	6,803	2,847	-	9,650
Accretion of asset retirement obligations	25	7	-	32
Amortization of actuarial losses	335	111	-	446
Equity-based compensation charges	814	285	-	1,099
Employee separation charges(2)	30	10	-	40
Gain on settlements, net(3)	(1,750)	(585)	-	(2,335)
Operating Income	$8,183	$5,166	$-	$13,349

As of and for the nine months ended September 30, 2012
Operating revenues	$117,662	$36,530	$-	$154,192
Intersegment revenues(1)	716	3,642	(4,358)	-
Depreciation and amortization	19,220	8,453	-	27,673
Accretion of asset retirement obligations	73	20	-	93
Amortization of actuarial losses	1,002	334	-	1,336
Equity-based compensation expense	2,136	751	-	2,887
Employee separation charges(2)	1,556	519	-	2,075
Gain on settlements, net(3)	(1,750)	(585)	-	(2,335)
Operating income	20,829	13,120	-	33,949

Capital expenditures	38,750	5,175	-	43,925

Goodwill	100,297	-	-	100,297
Total assets	$387,500	$116,936	$-	$504,436

(In thousands)	Competitive	RLEC	Eliminations	Total
For the three months ended September 30, 2011
Operating revenues	$38,494	$13,107	$-	$51,601
Intersegment revenues(1)	114	1,041	(1,155)	-
Depreciation and amortization	7,375	3,529	-	10,904
Accretion of asset retirement obligations	23	7	-	30
Equity-based compensation expense	472	312	-	784
Operating income	7,870	5,069	-	12,939

For the nine months ended September 30, 2011
Operating revenues	$115,356	$40,951	$-	$156,307
Intersegment revenues(1)	796	3,163	(3,959)	-
Depreciation and amortization	22,315	10,588	-	32,903
Accretion of asset retirement obligations	68	18	-	86
Equity-based compensation expense	1,288	858	-	2,146
Operating income	21,937	16,794	-	38,731

Capital expenditures	$38,388	$10,426	$-	$48,814

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

(3)

The Company recognized a net pre-tax gain of approximately $2.3 million in the third quarter of 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (Note 11).

Note 5.  Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Credit facility	$312,717	$324,500
Capital lease obligations	1,661	2,076
	314,378	326,576

Less: current portion of long term debt	6,781	2,679
	$307,597	$323,897

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”).  Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011.  The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”) of which $10 million is a swingline facility; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”).  As of September 30, 2012, there was $4.7 million outstanding under the Revolver, of which $1.7 million was in the swingline facility.  The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation.  Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver (and 2.25% above the Federal Funds rate for borrowings against the swingline facility) and the Term Loan A and LIBOR plus 3.50% for the Term Loan B.  The Credit Facility does not require a minimum LIBOR rate.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements.  At September 30, 2012, Lumos Networks’ leverage ratio (as defined under the credit agreement) was 3.45:1.00 and its interest coverage ratio was 7.95:1.00.  The Credit Facility requires that the leverage ratio not exceed 4.00:1.00 through September 30, 2014 (and 3.75:1.00 thereafter) and the interest coverage ratio not be less than 3.25:1:00.  The Credit Facility also sets a maximum distributable amount that limits restricted payments, including the payment of dividends.  The initial distributable amount was set at $5 million at the date of funding and, on January 1, 2012, the distributable amount was increased by $12 million.  Each year thereafter the amount will be increased by the greater of $12 million or 75% of free cash flow (as defined under the credit agreement).  The distributable amount is reduced by any restricted payments including dividend payments.  The distributable amount as of September 30, 2012 was $8.1 million.

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

In connection with entering into the Credit Facility, the Company deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of these costs for the three and nine months ended September 30, 2012 was $0.2 million and $0.6 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 65% in cash and 35% in equity.  These credits are recorded in the condensed consolidated statement of operations as an offset to interest expense.  The Patronage credits for the three and nine months ended September 30, 2012 were $0.2  million and $0.7 million, respectively.

The aggregate maturities of the Term Loan A and Term Loan B are $0.5 million in the remainder of 2012, $7.5 million in 2013, $7.5 million in 2014, $13.0 million in 2015, $90.0 million in 2016 and $189.5 million in 2017.  The revolver is payable in full in 2016.

The Company’s blended average interest rate on its long-term debt for the nine months ended September 30, 2012 was 3.79%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years.  At September 30, 2012, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.2 million, respectively.  In addition, the Company has $0.6 million of capital leases primarily on telephony equipment from the FiberNet acquisition.  As of September 30, 2012, the total net present value of the Company’s future minimum lease payments is $1.7 million.  As of September 30, 2012, the principal portion of these capital lease obligations is due as follows:  $0.1 million in the remainder of 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and $0.2 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$8,604	$81
Income taxes	1,446	-
Cash receipts for:
Income tax refunds	215	-
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	2,740	1,532
Borrowings under capital leases	166	789
Dividend paid through increase in borrowings from NTELOS Inc.	-	14,145
Dividend declared not paid	$3,006	$-

The amount of interest capitalized was less than $0.1 million for each of the three months and nine months ended September 30, 2012 and 2011, respectively.

Note 7.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds.  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments.  The fair value of the senior credit facility was estimated based on an analysis of the forward-looking interest rates as of September 30, 2012 compared to the forward-looking interest rates at inception, assuming no change in the credit profile of the Company or market demand of similar instruments.    The Company’s valuation technique for this instrument is considered to be a level three fair value measurement within the fair value hierarchy described in FASB ASC 820. The fair values of the derivative instruments (Note 5) were derived based on quoted trading prices obtained from the administrative agents as of September 30, 2012.  The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.  The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

Financial Instruments
(In thousands)	Face Amount		Carrying Amount	Fair Value
September 30, 2012
Financial assets:
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		382	N/A
Financial liabilities:
Senior credit facility	312,717		312,717	321,321
Capital lease obligations	1,661		1,661	1,661
Derivatives related to debt:
Interest rate swap liability	154,000	*	(528)	(528)
Interest rate cap asset	$154,000	*	$-	$-

December 31, 2011
Financial assets :
Cash	$10,547		$10,547	$10,547
Long-term investments for which it is not practicable to estimate fair value	N/A		128	N/A
Financial liabilities:
Senior credit facility	324,500		324,500	324,500
Capital lease obligations	$2,076		$2,076	$2,076

*notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.3 million as of September 30, 2012 and $0.1 million as of December 31, 2011 represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank.  This investment is carried under the cost method.

Note 8.  Stockholders’ Equity

On November 1, 2012, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on January 11, 2013 to stockholders of record on December 14, 2012.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2012 are detailed in the following table.  Prior to the Business Separation, the Company did not have any common stock outstanding.

(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Numerator:
Income applicable to common shares for earnings-per-share computation	$6,342	$14,404

Denominator:
Total shares outstanding	21,482	21,482
Less: unvested shares	(462)	(462)
Less: effect of calculating weighted average shares	(28)	(92)
Denominator for basic earnings per common share - weighted average shares outstanding	20,992	20,928
Plus: weighted average unvested shares	466	426
Plus: common stock equivalents of stock options outstanding	13	20
Denominator for diluted earnings per common share – weighted average shares outstanding	21,471	21,374

For the three and nine months ended September 30, 2012, the denominator for diluted earnings per common share excludes 1,769,030 shares and 1,123,665 shares related to stock options which would be antidilutive for the period, respectively.

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2012:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,235	(65)	$212	$126,427	$-	$(57,416)	$(16,840)	$52,383	$444	$52,827
Equity-based compensation				2,270				2,270		2,270
Restricted share issued, shares issued through the employee stock purchase plan, shares issued through 401(k) matching contributions and other	355	(43)	4	844				848		848
Cash dividends declared ($0.42 per share)						(8,971)		(8,971)		(8,971)
Net income attributable to Lumos Networks Corp.						14,404		14,404		14,404
Amortization of actuarial loss from defined benefit plans, net of $520 of deferred tax asset							816	816		816
Net income attributable to noncontrolling interests								-	80	80

Balance, September 30, 2012	21,590	(108)	$216	$129,541	$-	$(51,983)	$(16,024)	$61,750	$524	$62,274

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of September 30, 2012,  1,409,249 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

During the nine months ended September 30, 2012, the Company issued 830,932 stock options under the Equity and Cash Incentive Plan.  The options issued under the Equity and Cash Incentive Plan generally vest one-fourth annually beginning one year after the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Additionally, during the nine months ended September 30, 2012, the Company issued 291,974 shares of restricted stock under the Equity and Cash Incentive Plan.  These restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2012	1,348	$14.58
Granted during the period	831	9.80
Exercised during the period	-	-
Forfeited during the period	(197)	13.87
Expired during the period	(199)	14.76
Outstanding at September 30, 2012	1,783	12.41	8.1 years	$104

Exercisable at September 30, 2012	617	14.56	6.3 years	$104
Total outstanding, vested and expected to vest at September 30, 2012	1,627	$12.65		$104

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2012 was $2.34.  The total fair value of options that vested during the nine months ended September 30, 2012 was $0.9 million.  As of September 30, 2012, there was $2.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

The summary of the activity and status of the Company’s restricted stock for the nine months ended September 30, 2012, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2012	352	$14.46
Granted during the period	292	10.26
Vested during the period	(118)	14.42
Forfeited during the period	(64)	13.83
Restricted stock outstanding at September 30, 2012	462	$11.90

As of September 30, 2012, there was $2.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.  The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the nine months ended September 30, 2012,  9,787 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the nine months ended September 30, 2012.

Note 10.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2012 was $3.6 million and $10.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2012, the amount of these charges is expected to be approximately $0.1 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $5.6 million as of September 30, 2012.  The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million.  Based on the IRC 382 Limit, the Company expects that $3.9 million of these prior NOLs will be available for use as follows:  $0.7 million in 2012 and $0.3 million per year in 2013 through 2022.  The Company also has a prior year NOL of approximately $10.1 million that is not subject to the IRC 382 Limit.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11.  Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network.  The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims.  In addition to this, the Company periodically disputes network access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities.

In September 2012, the Company settled an outstanding lawsuit related to access billings for a one-time payment of $3.0 million.  Also, during the three months ended September 30, 2012, the Company settled all of its outstanding matters related to a prior acquisition that closed in December 2010.  In connection with this, the Company recognized a $5.3 million pre-tax gain resulting from the transfer of a $3.0 million liability back to the seller and the seller agreeing to pay the Company $2.3 million (which payment was classified as other accounts receivable on the condensed consolidated balance sheet as of September 30, 2012).  These settlements, which total $2.3 million in the aggregate, are recorded as “gain on settlements, net” on the condensed consolidated statements of operations.

In addition to the lawsuit related to the access billings discussed above, the Company settled other network access dispute billings to another carrier for $5.6 million, of which $4.7 million was reserved in 2011.  Also, the Company settled substantially all other disputes over network access billings or charges during the nine months ended September 30, 2012.  The total impact from these settlements was a $1.5 million charge to revenue and a $1.0 million charge to operating expenses for the nine months ended September 30, 2012.  The Company is not aware of any other material exposures relating to such matters.

In October 2012, the Company was named as the defendant in a patent infringement case alleging that the Company’s communications networks, systems and components infringe three patents held by GlobeTecTrust LLC, the plaintiff.  The amount of the claim has not been determined and the Company does not have sufficient information to assess the risk, if any, of an unfavorable outcome.

In addition to the matters described above, the Company is involved in routine litigation and disputes in the ordinary course of its business.  While the outcome of such matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $2.7 million as of September 30, 2012, which are expected to be satisfied during 2012.

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

Overview

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region supported by an extensive fiber optic network, with approximately 5,800 long haul fiber network miles in western Virginia, West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  We serve carrier, business and residential customers over a dense fiber network offering data, voice, and IP services using an on-network service strategy.  Our product offering includes high-speed transport, private line and wavelength high-bandwidth services and voice services. Our bandwidth services provide a means to efficiently utilize fiber in broadband applications and provide high-capacity bandwidth, such as Metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.

Our position as a regional service provider has been achieved by pursuing organic growth opportunities in existing and new contiguous markets strategic to us and through complementary acquisitions.  We also continue to extend our network to customers in order to improve network quality, eliminate access-related expenses and control the customer experience.

Our strategy is to (i) leverage our network assets with sales of data and IP-based services to new and existing regional business and other key vertical channel enterprise customers; (ii) add additional on-net locations and connect additional wireless carrier cell sites and networks; (iii) continue to provide high quality customer service with low churn and a compelling value proposition; and (iv) generate cash flow from the additional sales of fiber based broadband and IP video services to our RLEC customer base and targeted non-RLEC developments.

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

We have entered into a separation and distribution agreement containing key provisions related to the Business Separation and assets transferred, liabilities assumed and contracts assigned to us.  We  have utilized NTELOS for transition services for certain corporate and information technology functions under a transition services agreement (“TSA”).  For 2012, we anticipate our cost of TSA services will be approximately $2.6 million, of which $2.4 million has been incurred through September 30, 2012, and we provided TSA services to NTELOS for certain corporate functions of approximately $1.0 million through September 30, 2012.  Services under the transition services agreement after 2012 will be limited to certain non-strategic information technology functions and some facility rent.

Financial data included in this Form 10-Q reflects Lumos Networks as a standalone public company.  Revenue for 2011 includes services sold to the NTELOS wireless segment, which amounted to $2.1 million for the three months ended September 30, 2011 and $6.0 million for the nine months ended September 30, 2011.  Expenses for 2011 include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions.  These additional expenses for the three and nine months ended September 30, 2011 totaled $0.8 million and $2.3 million, respectively.

We are incurring additional expenses as a result of the Business Separation.  As noted above, we also have incurred expenses related to transition services from NTELOS.  During the three and nine months ended September 30, 2012, the net expense to the Company related to the transition services agreement was $0.5 million and $1.4 million, respectively.  Upon the expiration or early termination of the transition services agreement or other agreements, many of the services that are covered in such agreements are now being or will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we are incurring or will incur higher costs to obtain certain services than we incurred prior to the Business Separation or under the terms of such agreements.  If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows.  In 2011, we incurred one-time costs for customer and marketing communications, and we are currently incurring additional costs of being a public company and costs associated with creating a new information technology infrastructure.  These costs exceed previously allocated corporate expenses but do not have a material impact to our earnings and cash flows.

Business Segments

We operate our business as two segments: a competitive network service provider and a traditional RLEC.

Our Competitive business serves Virginia, West Virginia, and Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 mile long haul  fiber network.  Revenues from the Competitive segment accounted for approximately 77% and 75% of our total revenue for the three months ended September 30, 2012 and 2011, respectively, and approximately 76% and 74% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively.

The Competitive segment derives revenue from three key product groups:  strategic data, legacy voice and network access.  The products underlying strategic data are enterprise data, carrier data and IP services.  Strategic data products are sold primarily to enterprise customers and carrier customers and represent the main growth opportunity that is the key focal point of our strategy.  We market and sell these services almost exclusively to business, government and carrier customers.  Legacy voice and network access revenues have and will continue to decline as a result of the continuing commoditization of legacy voice products, the increasing use of wireless devices and recent regulatory actions.

Our focus in 2012 and beyond is to grow data revenue by driving enterprise data and carrier data sales in our footprint.  We strive to leverage our network, focusing on potential customers on or near our fiber backbone and maximizing future capital expenditure efficiency.

We have added significant experienced sales resources to improve our market penetration and facilitate the sale of our data and IP-based services, including sales resources focused on obtaining long-term fiber to the cell site contracts with wireless carriers that are deploying 4G data services.  These contracts will enable us to provide high speed transport from those sites to switching locations.  We had fiber deployed to 148 towers at December 31, 2011.  We will exit the third quarter with fiber to 261 towers and will exit 2012 with fiber to more than 300 towers.

In 2011 and during the first nine months of 2012, we experienced higher than anticipated churn for legacy voice products from the residential and small business customer base in West Virginia.  We also generated lower than expected new sales during these periods as we began focusing on obtaining higher margin customers in these markets.  We anticipate that these trends for legacy voice products will continue throughout the remainder of 2012. Our goal is to retain the higher margin customers and upsell lower margin customers to higher quality strategic data products.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties.  The RLEC utilizes an Alcatel-Lucent 5ESS digital switch serving as a tandem switch to our local region.  Within the RLEC footprint, we offer the same basic products sets as we do in the other markets.  IP services are anchored by high speed broadband with 98% coverage and fiber-to-the-home, which passed approximately 16,400 homes as of September 30, 2012.  The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve.  While the RLEC owns the fiber, the IP services are sold through the Competitive segment.  The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment to these RLEC customers.  The intercompany revenue is eliminated in our condensed consolidated statements of operations.  In addition to these wholesaling arrangements with the Competitive segment, for the nine months ended September 30, 2012, approximately $2.1 million of enterprise data services have been sold directly to RLEC customers which are currently included in legacy voice.

In the RLEC market, our fiber-to-the-home deployment significantly reduces churn in the areas where it is offered.  In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16 million, of which 50% (approximately $8 million) is being funded by the grant from the federal government.  We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $9.4 million of total project costs through September 30, 2012.  The project is required to be completed in 2015.

As of September 30, 2012, we operated approximately 31,700 RLEC telephone access lines, representing a decline of approximately 1,500 access lines from December 31, 2011 and approximately 2,100 lines from September 30, 2011 due to cable competition, wireless substitution and the economic climate.  These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the Federal Communications Commission (“FCC”) for one of our RLECs, access reconfigurations and network grooming by carriers, contributed to a 1.3% and 10.3% decline in legacy voice and network access revenues, respectively, in the RLEC segment, and a 6.9% decline in total RLEC revenues from the three months ended September 30, 2011 to the comparative period in 2012.  Similarly, these factors resulted in a 5.0% and 14.2% decline in legacy voice and network access revenues, respectively, in the RLEC segment, and a 10.8% decline in total RLEC revenues from the nine months ended September 30, 2011 to the comparative period in 2012.

We anticipate significant further network access revenue declines in the RLEC segment as a result of actions taken by applicable regulatory authorities, principally the FCC and the Virginia State Corporation Commission (“SCC”).  On November 18, 2011, the FCC released an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012.  However, a portion of the network access revenue that we currently receive from carriers will be recovered through payments from the FCC’s newly created “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s newly created “Access Recovery Charge.”  These new payments and revenues were effective on July 1, 2012.  Network access revenue also will continue to be negatively impacted by network grooming by carriers.  Our combined RLEC revenues from network access and the universal service fund (“USF”), including the CAF in 2012 (with the USF, the “cost recovery mechanisms”), was $7.3 million for the three months ended September 30, 2012 ($2.8 million of which was from intra-state access revenues and $3.1 million was from cost recovery mechanisms) as compared to $8.2 million for the three months ended September 30, 2011 ($3.2 million of which was from intra-state access revenues and $2.0 million was from cost recovery mechanisms).  Our combined RLEC revenues from network access and the cost recovery mechanisms was $22.2 million for the nine months ended September 30, 2012 ($8.9 million of which was from intra-state access revenues and $6.7 million was from the cost recovery mechanisms) as compared to $25.8 million for the nine months ended September 30, 2011 ($11.8 million of which was from intra-state access revenues and $5.7 million was from the cost recovery mechanisms).

Excluding a one-time net gain on legal settlements of $2.3 million in the three and nine months ended September 30, 2012, our operating income margins were approximately 22% and 25% for the three months ended September 30, 2012 and 2011, respectively, and were approximately 21% and 25% for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in the margin is primarily due to the RLEC network access revenue reductions discussed above.

Market Risks

Many of the market risk factors described above which affected our results of operations in 2011 and the first nine months of 2012 are expected to continue throughout the remainder of 2012 and beyond.

Operating Revenues

Our revenues are generated from the following categories:

•

Competitive segment revenues, including revenues from three key product sets:  strategic data,  legacy voice and network access.  Strategic data includes the following products:  enterprise data (dedicated internet,  metro ethernet, and private line), carrier data (wholesale transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, and IP-based video).  Legacy voice includes the following products:  local lines, PRI,  long distance and legacy dial-up Internet services.  Network access primarily includes switched access and reciprocal compensation.

•	RLEC segment revenues, including revenues from two key product sets: legacy voice (primarily local service and features, toll and directory advertising) and network access revenues.

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

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	accretion of asset retirement obligations; and
•	gain on legal settlements, net.

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

Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

Operating revenues increased $0.4 million, or 0.7%, from the three months ended September 30, 2011 to the three months ended September 30, 2012 due to a  $3.7 million increase in strategic data revenues, partially offset by an aggregate decrease of $3.3 million in legacy voice and network access revenues.  For the three months ended September 30, 2012, strategic data revenues represented 50.3% of our total revenue, compared to 43.4% for the prior year comparative period.  Operating revenues decreased $2.1 million, or 1.4%, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to a collective decrease of $12.6 million in legacy voice and network access revenues, partially offset by a $10.5 million increase in strategic data revenues.  For the nine months ended September 30, 2012, strategic data revenues represented 48.8% of our total revenue, compared to 41.4% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $0.4 million from the three months ended September 30, 2011 to the three months ended September 30, 2012 due to the $0.4 million increase in revenues.   Operating income decreased $4.8 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 due to the $2.1 million decrease in revenues and a $2.7 million increase in operating expenses.  Total operating expenses for the three- and nine-month periods ended September 30, 2012 include a credit of $2.3 million related to net gains on legal settlements (see note 11 in Part I, Item 1. Financial Statements).  Total operating expenses for the nine months ended September 30, 2012 include a charge of $2.0 million related to the recognition of separation benefits which were provided for in the separation agreement of an executive officer who left the Company in April 2012.  The remaining three- and nine-month fluctuations in operating expense over 2011 are described in the operating expenses section below.

Net income attributable to Lumos Networks increased $0.1 million from the three months ended September 30, 2011 to the three months ended September 30, 2012.  Reflected in these results was the $0.4 million increase in operating income and a $0.7 million decrease in income tax expense, partially offset by a $0.8 million increase in interest expense and loss on interest rate derivatives from the comparative three-month period in 2011 to the comparative three-month period in 2012.

Net income attributable to Lumos Networks decreased $3.3 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, reflecting the $4.8 million decrease in operating income and a $0.7 million increase in interest expense and loss on interest rate derivatives, partially offset by a $2.2 million decrease in income tax expense.

OPERATING REVENUES

The following tables identify our external operating revenues by business segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$39,778	$38,494	$1,284	3.3%
RLEC	12,199	13,107	(908)	(6.9)%
Total	$51,977	$51,601	$376	0.7%

	Nine Months Ended September 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Competitive	$117,662	$115,356	$2,306	2.0%
RLEC	36,530	40,951	(4,421)	(10.8)%
Total	$154,192	$156,307	$(2,115)	(1.4)%

•

Competitive Revenues.    The three- and nine-month increases in the tables above were primarily driven by increased strategic data revenues due to increases in the number of on-net buildings and connections to wireless cell sites, as described below.

•

RLEC Revenues.   The three- and nine-month decreases in the tables above were primarily due to decreased network access revenues resulting from a 6.4% decrease in access lines and a decrease in network access revenues from our carrier customers with whom we interconnect and for whom we provide access services based on rate reductions and configuration changes.  Additionally, on July 1, 2011, our interstate access rates were subject to a biennial reset (reduction), which resulted in a $1.2 million reduction in revenue during the second half of 2011.  This rate reset has resulted in a comparable monthly reduction in revenue during the first half of 2012.  Effective July 1, 2012, rates further declined approximately $0.3 million from the second quarter 2012 pursuant to the access rate reform (discussed in the business segment section above).

Access lines totaled approximately 31,700 as of September 30, 2012 and approximately 33,800 as of September 30, 2011, a 2,100 line decline.  This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

The following tables identify our external operating revenues by product set for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$9,448	$8,449	$999	11.8%
Carrier Data	11,955	9,573	2,382	24.9%
IP Services	4,718	4,364	354	8.1%
Strategic Data	26,121	22,386	3,735	16.7%
Legacy Voice
Competitive	11,244	13,375	(2,131)	(15.9)%
RLEC	4,874	4,940	(66)	(1.3)%
Legacy Voice	16,118	18,315	(2,197)	(12.0)%
Network Access
Competitive	2,413	2,733	(320)	(11.7)%
RLEC	7,325	8,167	(842)	(10.3)%
Network Access	9,738	10,900	(1,162)	(10.7)%
TOTAL	$51,977	$51,601	$376	0.7%

	Nine Months Ended September 30,
Operating Revenues	2012	2011	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$27,154	$24,694	$2,460	10.0%
Carrier Data	34,088	27,143	6,945	25.6%
IP Services	13,989	12,886	1,103	8.6%
Strategic Data	75,231	64,723	10,508	16.2%
Legacy Voice
Competitive	34,763	41,589	(6,826)	(16.4)%
RLEC	14,340	15,102	(762)	(5.0)%
Legacy Voice	49,103	56,691	(7,588)	(13.4)%
Network Access
Competitive	7,668	9,044	(1,376)	(15.2)%
RLEC	22,190	25,849	(3,659)	(14.2)%
Network Access	29,858	34,893	(5,035)	(14.4)%
TOTAL	$154,192	$156,307	$(2,115)	(1.4)%

•	Strategic Data.
o

Enterprise Data – The 11.8% and 10.0% respective three- and nine-month increases noted in the tables above were primarily driven by an increase in on-net buildings of 21.2%, from 949 as of September 30, 2011 to 1,150 as of September 30, 2012.  Revenue from our metro ethernet product was the largest contributor, increasing $1.2 million and $3.2 million for the respective three-and nine-month periods.  This was partially offset by declines in private line revenue which primarily relates to our crafting metro ethernet solutions to existing private line customers in the situation where this is the optimal solution for the customer.

o

Carrier Data –The 24.9% and 25.6% respective three- and nine-month increases in carrier data revenue were primarily from a  97.7% increase in fiber connections to wireless cell sites, from 132 as of September 30, 2011 to 261 as of September 30, 2012.  As of December 31, 2011, we had 148 fiber connections to wireless cell sites, and we expect to more than double such connections by the end of 2012.

o

IP Services – The 8.1% and 8.6% respective three- and nine-month increases noted in the tables above were primarily driven by increases in high speed fiber to the premises Internet and video services and other VoIP services offset by declines in the legacy DSL products.

•

Legacy Voice.   The three- and nine-month declines in legacy voice revenues were primarily due to the continuing churn from the commoditization of this product set, the increasing use of wireless devices and our shift in focus to voice over IP (which is included in IP services revenue).

•

Network Access.    As noted in the overview section above, recent actions from regulatory authorities caused rate declines beginning in July 2012 with further reductions occurring over the next few years, the effect of which is predicted to be more significant than what we have experienced in prior years.

OPERATING EXPENSES

The following tables identify our operating expenses by business segment, consistent with the tables presenting operating revenues above, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Operating Expenses	2012	2011	$ Variance	%Variance
(Dollars in thousands)
Competitive	$25,338	$22,764	$2,574	11.3%
RLEC	4,358	4,190	168	4.0%
Operating expenses, before equity-based compensation expense, acquisition related charges, depreciation and amortization, accretion of asset retirement obligations, employee separation charges, amortization of actuarial losses and gain on settlements, net	29,696	26,954	2,742	10.2%
Equity-based compensation expense	1,099	784	315	40.2%
Acquisition related charges	-	(10)	10	(100.0)%
Depreciation and amortization	9,650	10,904	(1,254)	(11.5)%
Accretion of asset retirement obligations	32	30	2	6.7%
Employee separation charges(1)	40	-	40	N/M %
Amortization of actuarial losses(2)	446	-	446	N/M %
Gain on settlements, net(3)	(2,335)	-	(2,335)	N/M %
Total operating expenses	$38,628	$38,662	$(34)	(0.1)%

	Nine Months Ended September 30,
Operating Expenses	2012	2011	$ Variance	%Variance
(Dollars in thousands)
Competitive	$74,596	$69,678	$4,918	7.1%
RLEC	13,918	12,693	1,225	9.7%
Operating expenses, before equity-based compensation expense, acquisition related charges, depreciation and amortization, accretion of asset retirement obligations, employee separation charges, amortization of actuarial losses and gain on settlements, net	88,514	82,371	6,143	7.5%
Equity-based compensation expense	2,887	2,146	741	34.5%
Acquisition related charges	-	70	(70)	(100.0)%
Depreciation and amortization	27,673	32,903	(5,230)	(15.9)%
Accretion of asset retirement obligations	93	86	7	8.1%
Employee separation charges(1)	2,075	-	2,075	N/M %
Amortization of actuarial losses(2)	1,336	-	1,336	N/M %
Gain on settlements, net(3)	(2,335)	-	(2,335)	N/M %
Total operating expenses	$120,243	$117,576	$2,667	2.3%

(1)

In the second quarter of 2012, we recorded charges of $2.0 million related to the recognition of employee separation benefits which were provided for in the employment agreement of an executive officer who left the Company in April 2012.  These charges are in included in corporate operations expense on the condensed consolidated statement of operations.

(2)

We received an allocated portion of the total benefits expenses from NTELOS Inc. for NTELOS’s pension and other postemployment retirement plans in which we participated during the periods prior to the Business Separation.  The total allocated expense for the three and nine months ended September 30, 2011 related to amortization of actuarial losses was not material.

(3)

We recognized a net pre-tax gain of approximately $2.3 million in the third quarter of 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (see note 11 in Part I, Item 1. Financial Statements).

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

•

Competitive – Compensation and benefits directly charged to the Competitive segment combined with corporate allocations during the three months ended September 30, 2012 increased $1.7 million over compensation and benefits directly charged to the Competitive segment and allocations from NTELOS (which were eliminated upon the Business Separation) in the three months ended September 30, 2011.  The remainder of the $2.6 million operating expense increase over the prior year comparative three months was primarily due to increases in repairs and maintenance expenses and access expense driven by increases in customer access from enterprise data and IP services revenue growth.

Consistent with the three-month increase, the nine-month increase noted in the table above was primarily driven by a net $4.5 million increase in compensation and corporate allocations, as well as increases in other expenses such as repairs and maintenance and professional fees.  Partially offsetting these net increases was a collective $0.7 million decrease in bad debt expense and rent expense.

•

RLEC – Similar to the Competitive segment, the three- and nine-month increases noted in the tables above were driven primarily by increases in corporate allocations and increases in direct compensation and benefits, partially offset by decreases in operating expenses allocated from NTELOS in the prior year.  Also, professional fees increased $0.4 million over the prior year three- and nine-month period.  Partially offsetting these three- and nine-month increases was a decrease of $0.4 million and $0.3 million in access expense from the prior year comparative three- and nine-month periods, respectively, related to regulatory funding requirements which are reducing in connection with the decrease in access lines and minutes of use.

COST OF SALES AND SERVICES—Cost of sales and services increased $0.7 million, or 3.6%, from the three months ended September 30, 2011 and increased $1.0 million, or 1.7%, from the nine months ended September 30, 2011.

The $0.7 million increase over the prior year three-month comparative period includes a $0.5 million increase in repairs and maintenance expense and increases of $0.2 million in each of contracted services and materials and supplies expense.  These increases were partially offset by a decrease of $0.2 million in network support expenses.

The $1.0 million increase over the prior year nine-month comparative period includes a collective $1.4 million increase in repairs and maintenance expense, contracted services expense and materials and supplies.  Partially offsetting these increases was a decrease of $0.4 million in network support expenses.

CUSTOMER OPERATIONS EXPENSES—Customer operations expenses increased $1.2 million, or 26.3%, from the three months ended September 30, 2011 and increased $1.7 million, or 11.3%, from the nine months ended September 30, 2011.  The increases for both of the three- and nine-month periods include increases of $0.8 million and a $1.4 million, respectively, in employee compensation and benefits directly charged to Lumos, which are net of decreases in corporate overhead costs that were allocated from NTELOS in 2011.  Also increasing over the comparative three and nine months were advertising and marketing, postage and freight, recruitment and hiring, equity-based compensation and materials and supplies expenses.  These line items collectively increased $0.4 million over the comparative three months and increased $0.8 million over the comparative nine months.  Partially offsetting these increases over the nine-month prior year comparative period was a decrease of $0.4 million in bad debt expense and a decrease of $0.2 million in contracted services expense.

CORPORATE OPERATIONS EXPENSES—Corporate operations expense increased $1.6 million, or 45.4% over the comparative three months in 2011 and increased $7.5 million, or 69.1%, over the comparative nine months in 2011.  Included in the results for the three and nine months ended September 30, 2012 was a charge of $2.0 million related to employee separation benefits which were provided for in the terms of the separation agreement of an executive officer who left the Company in April 2012.  Also included in the results for the three and nine months ended September 30, 2012 were charges of $0.4 million and $1.3 million, respectively, for amortization of actuarial losses for the pension plan. During the three and nine months ended September 30, 2011, the allocation of amortization of actuarial losses from NTELOS was not material.  Legal and professional fees increased $0.3 million over the prior year comparative three-month period and increased $1.6 million over the prior year comparative nine-month period due to legal and professional services related to access and other disputes (see note 11 in Part I, Item 1. Financial Statements).  The remainder of the net three- and nine-month increases relate to expenses incurred to establish and maintain independent operations from NTELOS, including but not limited to increased director fees, insurance and contracted services.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization decreased $1.3  million, or 11.5%, from the three months ended September 30, 2011 and decreased $5.2 million, or 15.9%, from the nine months ended September 30, 2011.  These decreases are primarily attributable to a $1.0 million three-month decrease and a $3.5 million nine-month decrease in amortization expense related to customer and other amortizable intangible assets from the 2010 FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit, and due to the impairment of certain customer intangible and trademark intangible assets in the RLEC segment during the fourth quarter of 2011.  Also contributing to the three- and nine-month decreases in depreciation and amortization was a $0.3 million three-month decrease and a $1.7 million nine-month decrease in depreciation expense primarily related to the impairment of certain assets in the RLEC segment during the fourth quarter of 2011.

GAIN ON SETTLEMENTS, NET – During the three months ended September 30, 2012, we recognized a net pre-tax gain of approximately $2.3 million in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (see note 11 in Part I, Item 1. Financial Statements).

OTHER INCOME (EXPENSES) – Interest expense for the three months ended September 30, 2012 and 2011 was $3.1 million and $2.6 million, respectively, representing an increase of $0.5 million, or 19.7%.  Interest expense for the nine months ended September 30, 2012 and 2011 was $9.0 million and $8.8 million, respectively, representing an increase of approximately $0.2 million, or 1.6%.  Interest expense for the three and nine months ended September 30, 2011 primarily represents intercompany interest charged to us by NTELOS for our subsidiaries that had intercompany loans from NTELOS, partially offset by interest earned from NTELOS related to our subsidiaries that had intercompany receivables with NTELOS.  The rate used for this intercompany interest charge was equal to

NTELOS’s average borrowing rate of 5.21% for the nine months ended September 30, 2011.  The earned interest rate that we charged to NTELOS was a fraction of the borrowing rate charged by NTELOS.  During the three and nine months ended September 30, 2012, interest expense primarily includes actual interest associated with our Credit Facility, which rate is significantly lower than the average borrowing rate of NTELOS in 2011 (3.79% average rate for the nine months ended September 30, 2012).

Additionally, for the three and nine months ended September 30, 2012, we recorded a loss on derivative instruments of $0.3 million and $0.6 million, respectively, which is reflected as “loss on interest rate derivatives” in the condensed consolidated statement of operations (see note 7 in Part I, Item 1. Financial Statements).

INCOME TAXES – Income tax expense for the three months ended September 30, 2012 and 2011 was $3.6 million and $4.2 million, respectively, and income tax expense for the nine months ended September 30, 2012 and 2011 was $10.0 million and $12.1 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses.  Our effective income tax rate did not change materially in 2012 as compared to 2011 but declined from the three and six months ended June 30, 2012 due to the resolution of certain state tax planning matters.  We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2012, the amount of these charges is expected to be approximately $0.1 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $5.6 million as of September 30, 2012.  These NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) of $0.3 million . Based on the IRC 382 Limit, we expect to use NOLs of approximately $3.9 million as follows: $0.7 million in 2012 and $0.3 million per year in 2013 through 2022.  We also have a prior year NOL of approximately $10.1 million that is not subject to the IRC 382 Limit.

Liquidity and Capital Resources

For the nine months ended September 30, 2012 and 2011, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided by operating activities.

As of September 30, 2012, we had $396.6 million in aggregate long term liabilities, consisting of $306.6 million in borrowings under our Credit Facility ($312.7 million including the current portion) and $90.0 million in other long-term liabilities, inclusive of deferred income tax liabilities of $50.7 million and other long-term liabilities of $39.3 million.  Our credit agreement includes a revolving credit facility of $60 million (the “Revolver”), approximately $55.3 million of which is available for our working capital requirements and other general corporate purposes as of September 30, 2012.

In addition to the Credit Facility, we have entered into capital leases on vehicles with original lease terms of four to five years.  In addition, we have $0.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition.  As of September 30, 2012, the total net present value of our future minimum lease payments is $1.7 million and the principal portion of these capital lease obligations is due as follows:  $0.1 million in the remainder of 2012, $0.6 million in 2013, $0.5 million in 2014, $0.3 million in 2015 and $0.2 million thereafter.

We have a maximum distributable amount under the terms of our credit agreement that can be used to make certain restricted payments including dividends.  The distributable amount was initially set at $5 million on the date of funding and is increased every January 1st by the greater of $12 million or 75% of excess cash flow, as defined.  The distributable amount as of September 30, 2012 was $8.1 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an materially adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of September 30, 2012, we are in compliance with all of our debt covenants, and our ratios at September 30, 2012 are as follows:

	Actual	Covenant Requirement at September 30, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.45	Not more than 4.00
Interest coverage ratio	7.95	Not less than 3.25

During the nine months ended September 30, 2012, net cash provided by operating activities was $54.2 million.  Net income during this period was $14.5 million which included $40.7 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used  $1.0 million.  The principal changes in operating assets and liabilities from December 31, 2011 to September 30, 2012 were as follows: accounts receivable decreased $0.9 million; current assets increased $1.8 million; changes in income taxes provided $0.1 million; accounts payable increased $0.3 million; other current liabilities increased $2.2 million; and retirement benefit contributions and distributions (net) used $2.7 million.

During the nine months ended September 30, 2011, net cash provided by operating activities was approximately $58.6 million.  Net income during this period was $17.8 million and we recognized $40.5 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities provided  $0.3 million.  The principal changes in operating assets and liabilities from December 31, 2010 to September 30, 2011 were as follows: current assets decreased $0.2 million; accounts payable decreased $1.5 million; and other current liabilities increased $1.6 million.

Our cash flows used in investing activities for the nine months ended September 30, 2012 were $43.5 million.  Of this total, $43.9 million was used for the purchase of property and equipment comprised of (i) $33.6 million for success-based customer and network expansion, (ii) $6.4 million for infrastructure upgrades and network sustainment and (iii) $3.9 million primarily for information technology upgrades.  Our cash flows used in investing activities for the nine months ended September 30, 2012 also included $0.8 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $0.8 million of the required pledged deposit, $0.8 million of capital spending on the RUS project for which RUS is obligated to reimburse us and $0.3 million used to purchase the Lumos Networks trade name (see note 3 in Part I, Item 1. Financial Statements).

Our cash flows used in investing activities for the nine months ended September 30, 2011 were approximately $50.1 million, of which approximately $48.8 million was used for the purchase of property and equipment comprised of (i) $12.5 million for the FiberNet network infrastructure and integration, (ii) $23.3 million for success-based customer and network expansion, (iii) $9.3 million for infrastructure upgrades and network sustainment and (iv) and $3.7 million for expansion and upgrades related to the RUS grant.  Our cash flows used in investing activities for the nine months ended September 30, 2011 also included $1.3 million due from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects during the nine months ended September 30, 2011.

We currently expect capital expenditures for 2012 to be approximately $60 million, although we could determine to increase this for additional capital expenditures related to customer contracts for carrier and enterprise data revenue (“success-based capital expenditures”).  As noted above, during the nine months ended September 30, 2012, we allocated 76.5% of our capital expenditures towards success-based customer projects and related network enhancements, as compared to 47.7% during the comparative prior year period.  We expect to continue to target approximately 75% of capital expenditures for growth projects to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Additionally, we will provide normal network facility upgrades for our RLEC and Competitive operations, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home and growth in IPTV-based video subscribers and revenues.  We also will incur additional one-time investments as a result of the Business Separation to split systems that we shared with NTELOS and to create new and improved information technology infrastructure.

Net cash used in financing activities for the nine months ended September 30, 2012 aggregated $21.2 million, which primarily represents the following:

"	$10.3 million of repayments (net) under the revolving credit facility;
"	$1.5 million repayments on our Credit Facility;

"	$8.9 million cash dividends paid on common stock;
"	$0.6 million payments under capital lease obligations; and
"	$0.1 million provided by other financing activities.

Net cash used in financing activities for the nine months ended September 30, 2011 aggregated $8.6 million, which primarily represents the following:

"	$6.4 million net borrowings from NTELOS Inc.;
"	$14.1 million used for dividends to NTELOS Inc.; and
"	$0.8 million payments under capital lease obligations.

As of September 30, 2012, we had $6.8 million in cash and restricted cash and negative working capital (current assets minus current liabilities) of ($9.8) million.  All of the cash on hand as of September 30, 2012 represents previously mentioned pledged deposits for our RUS grant.  We have a swingline arrangement with our primary commercial bank which is part of the total $60 million revolving credit facility.  This facility is automatically drawn on or paid down based on cash inflows and outflows from our master cash account which serves to minimize the cost of capital.

Our RLEC paid dividends of $14.1 million to NTELOS Inc., a subsidiary of NTELOS, in the nine months ended September 30, 2011 in accordance with the requirements of NTELOS Inc.’s senior secured credit facility.  After the Business Separation, the RLEC is no longer a subsidiary of NTELOS Inc. and began paying intercompany dividends to us in accordance with the Credit Facility.  The RLEC paid $14.2 million of dividends to us during the nine months ended September 30, 2012, which dividend was eliminated in consolidation.

As discussed previously in this Management’s Discussion and Analysis, events and actions taken by the FCC and telecommunication carriers that we interconnect with are projected to have a significant negative impact on our future cash flows from the RLEC segment.  However, we believe that the growth of our cash flows in the Competitive segment will offset the decline in the RLEC cash flows over time.  In fact, cash flow from operations increased $4.2 million for the third quarter 2012 over the second quarter 2012.  This is the first quarter over quarter increase since the Business Separation.

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

On February 23, 2012, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 12, 2012 to stockholders of record on March 14, 2012 and totaled $3.0 million.  On April 26, 2012, our board of directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on July 12, 2012 to stockholders of record on June 14, 2012 and totaled $3.0 million.  On August 2, 2012, our Board of Directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on October 12, 2012 to stockholders of record on September 14, 2012 and totaled $3.0 million.  On November 1, 2012, our Board of Directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, to be paid on January 11, 2013 to stockholders of record on December 14, 2012.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  We were required to apply this ASU prospectively for interim and annual reporting periods beginning after December 15, 2011.  This pronouncement did not have a material impact on our valuation techniques and related inputs.

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

In July 2012,the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets.    An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired.  The ASU, which applies to all public, private, and not-forprofit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate that this ASU will have a material impact on the process for our annual testing of indefinite-lived intangible assets, which is performed in October of each year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We paid the $177.1 million balance due to NTELOS Inc. on the effective date of the Business Separation (October 31, 2011) by entering into the $370 million post-Business Separation credit facility.  As of September 30, 2012, $312.7 million was outstanding under our Credit Facility.  As of September 30, 2012, we had a leverage ratio of 3.45:1.00 and an interest coverage ratio 7.95:1.00, both of which are favorable to any future covenant requirement.  We have other fixed rate, long-term debt in the form of capital leases totaling $1.7 million as of September 30, 2012.

Under the terms of our Credit Facility, we were required to enter into an interest rate hedge for three years on 50% of the term loans (approximately $154 million).  In February 2012, we entered into a 3% interest rate CAP for February 2012 through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby we swap three-month LIBOR with a fixed rate of approximately 0.8% on 50% of the term loan balances outstanding.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances and 100% of the revolver outstanding balance.  We do not purchase or hold any financial derivative instruments for trading purposes.

At September 30, 2012, our financial assets in the combined balance sheets included unrestricted cash of less than $0.1 million and restricted cash of $6.8 million.  Other securities and investments totaled $0.4 million at September 30, 2012.

The following sensitivity analysis indicates the impact at September 30, 2012, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$312,717	$321,321	$326,229	$316,414
Capital lease obligations	$1,661	$1,661	$1,674	$1,649

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended September 30, 2012, the Company repurchased 944 shares of Company stock for less than $0.1 million in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2012 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	-	$-	N/A	N/A
August 1, 2012 - August 31, 2012	-	$-	N/A	N/A
September 1, 2012 - September 30, 2012	944	$8.09	N/A	N/A
	944	$8.09	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Employment agreement, dated as of August 30, 2012, between Timothy G. Biltz and Lumos Networks Operating Company
10.2*	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.3*	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.4*	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.5*	Employment agreement, dated as of August 30, 2012, between David J. Keller and Lumos Networks Operating Company
10.6*	Employment agreement, dated as of August 30, 2012, between Mary McDermott and Lumos Networks Operating Company
31.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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