Form 10-K
period 2012-12-31
Lumos Networks Corp.
filed 2013-03-08
CIK 1520744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐ Non-accelerated filer ☐ Accelerated filer ☒ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2012, the aggregate market value of the Registrant’s common stock was $144,687,102.

There were 21,553,947 shares of the registrant’s common stock outstanding as of the close of business on March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2013 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.

2012 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business.

Lumos Networks Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) is a fiber-based network service provider in the Mid-Atlantic region. We utilize our 5,800 mile long-haul fiber network to provide data, broadband and voice services to enterprise, carrier and residential customers primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. Our mission is to leverage and expand our fiber assets in order to capture the growing demand for data and mobility services in both our existing and contiguous markets.

We became an independent, publicly traded company on October 31, 2011, as a result of our spin-off from NTELOS Holdings Corp. (“NTELOS”). On October 14, 2011, NTELOS announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks Corp., which operated NTELOS’s wireline operations (the “Business Separation”). Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of common stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS stockholders of record as of the close of business on October 24, 2011, the record date (the “Distribution”). On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS common stock outstanding, on a post-Reverse Stock Split basis. Our common stock has been publicly traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the ticker symbol “LMOS” since November 1, 2011.

We conduct all of our business through our wholly-owned subsidiary Lumos Networks Operating Company and its subsidiaries. Our principal executive offices are located at One Lumos Plaza, Waynesboro, Virginia 22980. The telephone number at that address is (540) 946-2000.

Business Strategy

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services amongst our enterprise and carrier customers in our marketplace. Our strategy is to (i) maximize the value of our 5,800 mile long-haul fiber optic network to expand the sale of data and IP-services to new and existing enterprise and government customers while maintaining a ratio of approximately 70% to 80% on-net traffic; (ii) leverage our fiber network to expand to new fiber to the cell site opportunities; (iii) utilize our fiber footprint and carrier relationships to expand our revenue in transport; (iv) continue to provide high quality customer service and a compelling value proposition; (v) continue to shift incremental resources from the declining legacy voice products into our faster growing and more profitable strategic data products in the Competitive segment of our business; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to further leverage our fiber network and growing offering of data services; and (vii) use our success-based investment strategy to improve capital efficiency and expand margins.

Our strategic data products, which provided approximately 50% of our total revenue in 2012 and represent the main growth opportunity and the key focal point of our strategy, include our enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product lines. These businesses, in the aggregate, also typically carry higher margins than many of our other product lines. A majority of our capital expenditures and the focus of our sales force have more recently been and will continue to be dedicated to expanding revenue and profit from our strategic data products. We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.

The remaining 50% of our total revenue in 2012 was generated from legacy voice and access products. These businesses, in the aggregate, require limited incremental capital or personnel investment and deliver reasonably predictable cash flows. It is our belief that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 15%. This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes, the effect of current economic conditions on businesses and product replacement by competitive voice service offerings from cable operators in our markets. Despite the declining revenues, it is expected that the cash flows from these businesses will continue to be a significant contributor to funding the capital expenditures required for our higher growth and higher margin strategic data businesses.

Two key tenets of our growth initiatives for our strategic data products are “edge-out” and “on-net” strategies. Our “edge-out” strategy involves expanding our fiber assets into new contiguous markets. As we “edge-out” into new markets, we are able to bring new enterprise customers and carrier customers and cell sites into our fiber networks as “on-net” customers, meaning they are connected to our network and we eliminate the need to lease access lines from competitive carriers’ networks. We have determined that maintaining a ratio of 70% to 80% of our traffic as “on-net” is the most effective revenue mix for our Company. As we continue to expand our fiber assets, we are creating a footprint that reaches new customers and allows us to carry their traffic on our network. The “on-net” strategy utilizes a facilities-based approach in order to integrate as much traffic as possible through our network, thereby increasing leverage and profitability.

Our success-based capital investment strategy involves maximizing capital expenditure efficiency by pursuing “on-net” and “near-net” customer opportunities and maintaining a balanced mix of enterprise and carrier business. With this focus, we believe that we can achieve our capital efficiency goals in 2013 for capital projects, in the aggregate, of greater than 15% annual return on investment, greater than 15% internal rate of return, a less than 4-year payback and a capital expenditure to revenue ratio of three or less. In 2012, approximately 75% of our funds committed to capital projects were for success-based projects, defined by us as near-term revenue generating projects, which were evenly split between enterprise and carrier customers. Our goal is to achieve a similar ratio of success-based projects to total capital expenditures again in 2013.

Essential to our business strategy are our enterprise sales teams who sell networking and data solutions to over 1,500 major business customers in the region. In 2012, we revamped our go-to-market enterprise strategy to focus more on selling longer-term secure networking and data solutions. These customized solutions include metro Ethernet, voice over Internet Protocol (“VoIP”), cloud services, long haul transport and co-location services. We have refocused our efforts away from smaller single unit enterprises and residential customers in order to focus resources on medium and larger-sized enterprises, preferably with multiple locations in our market to leverage our product offering and network footprint. We also are focused on our key enterprise verticals, which include health care, education, financial services and government.

We provide transport services to seven larger telecommunications providers who operate in our markets and we also provide FTTC backhaul solutions to 370 wireless cell sites in our markets, where our wireless carrier customers are upgrading to offer 4G LTE services. We more than doubled our number of FTTC sites in 2012, as compared to 2011, and we expect this figure to grow in 2013.

Business Segments

During 2012, we had two reportable business segments, which conduct the following principal activities:

•

Competitive – this segment encompasses all of our strategic data products and services, including enterprise data, FTTC, carrier data and VoIP services, which are marketed primarily to enterprise customers through our competitive local exchange carrier (“CLEC”) and Internet Service Provider (“ISP”) operation and carrier operations. Our CLEC also provides voice services and generates access revenue in our markets. Our Competitive business constitutes approximately 75% of our total revenue and requires the significant majority of our capital investments.

•

Rural Local Exchange Carrier (“RLEC”) – this segment represents the remaining 25% of our business and offers wireline communications services to residential and enterprise customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties.

For detailed financial information about our business segments, see Note 4 in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K and for a detailed review of our financial performance and results of operations by business segment, see Part II, Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Competitive

The Competitive segment of our business currently serves customers primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We market and sell strategic data, legacy voice and access products and services primarily to business and carrier customers. Our strategic data product lines represented approximately 65% of our total revenue within the Competitive segment, with the remaining portion comprised of revenue from legacy voice and access products. Strategic data products are growing at a pace that significantly exceeds our other product lines and typically provide a higher profit margin. The objective of our Competitive segment is to leverage the ever increasing data bandwidth demands for our enterprise and carrier customers in our addressable markets.

As of December 31, 2012, we had over 1,500 major business customers. Overall, we operated approximately 110,000 CLEC lines, of which approximately 96% are business lines, and had approximately 40,000 broadband network connections in service. Revenues from the Competitive segment accounted for approximately 76%, 75% and 61% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Pro forma to include the FiberNet acquisition for the year ended December 31, 2010, the Competitive segment accounted for approximately 73% of our total revenue.

Our competitive operations are based upon both our “edge-out” and “on-net” strategies that seek to expand into new markets by maximizing the use of our fiber assets while optimizing capital efficiency and profitability. In 2012, we began to re-deploy capital and personnel resources away from our declining legacy product lines (both voice and access, within our competitive and RLEC segments) towards our growth businesses within our strategic data product line and we expect this trend to continue into the future. Our “on-net” strategy utilizes a facilities-based approach that requires disciplined use of capital expenditures on success-based projects to grow our fiber assets and reach an increasing number of both enterprise and carrier customers.

In addition to the higher margins that are characteristic of on-net expansion, we have also been able to deliver other enterprise services, such as metro Ethernet transport as a direct result of on-net connectivity growth. We believe our dedication to the facilities-based strategy, combined with our commitment to customer service, will continue to attract large customers in our key vertical markets.

Within our carrier data business, we offer access to our approximate 5,800 mile long-haul fiber network, which provides connectivity to regional cities, carrier switches and cell sites across the Mid-Atlantic region. We also offer wireless backhaul services using our FTTC sites located near our fiber network. During 2012, we installed 222 FTTC sites for a total of 370 as of December 31, 2012. We are targeting to end 2013 with 550-600 FTTC installations. Through interconnections with other regional fiber networks, we were able to extend our network within Virginia and Western Pennsylvania and south to areas in north central North Carolina.

We have also invested in fiber-to-the-home, which passed approximately 16,500 homes as of December 31, 2012. The fiber network provides the foundation for IP-based video services, currently up to 300 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve.

RLEC

Our incumbent local exchange carrier business is conducted through two subsidiaries that qualify as RLECs under the Telecommunications Act. These two RLECs provide wireline communications services to residential and enterprise customers in the western Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. As of December 31, 2012, we operated approximately 31,200 RLEC telephone access lines, 4,500 of which are fiber-fed and have IPTV-based video services and broadband Internet access with speeds up to 300 Mbps (approximately 27% penetration of homes passed). We have increased our capabilities with video services over copper that is being targeted for more of the legacy base and we believe this service, in addition to our DSL services, will provide additional revenue opportunities by leveraging our existing copper assets.

In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project in Alleghany is expected to cost $16 million, 50% ($8 million) of which is being funded by a grant from the federal government. The project is required to be completed by September 30, 2015. We also finished 2012 with over 98% broadband capability in our RLEC markets. During 2012, we experienced declines in our access revenue within our RLEC segment and anticipate continuing declines primarily resulting from regulatory actions taken by applicable regulatory authorities as described in the Regulation section below and also due to network grooming by carriers.

Products and Services

We provide the following data and broadband services to our enterprise and carrier customers within the Competitive segment:

Metro Ethernet	• Ethernet connectivity among multiple locations in the same city or region over our fiber optic network

• Fiber to the cell sites (“FTTC”), used by wireless carriers as backhaul

• Speeds ranging from 1.5 Mbps to 10 Gbps

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

High-Speed DSL Access	• DSL technology that enables a customer to receive high-speed Internet access through a copper telephone line at speeds up to 6 Mbps

Broadband XL	• High speed Internet access over fiber available in portions of our RLEC markets at speeds up to 300 Mbps

Video

•        IPTV-based video services with 300 channels, including 67 high definition, video-on-demand and DVR capability

•        Available in new subdivisions and overbuild areas within the RLEC and in one area in each of Lynchburg, Harrisonburg and Staunton, Virginia

•        Media Headend Powered by Microsoft Mediaroom IPTV platform

In addition to our data services, we offer the following voice services to our Competitive and RLEC customers:

Voice Service	• Business and residential telephone local and long distance service including calling features

Primary Rate ISDN Services	• High capacity connections between customers’ private branch exchange, or PBX, equipment and public switched telephone network

Sales, Marketing and Customer Care

Sales. We serve our enterprise and carrier customers in the competitive space with our suite of fiber-based strategic data products, which include metro Ethernet, multiprotocol label switching (MPLS) , VPN and dedicated Internet access. We have continued to see increased demand for these products across our customer base, particularly as demand for data and mobility services grow. The mission for our sales team is to capitalize on this growing demand by offering customized solutions to our enterprise and carrier customers. Increasingly, the training of our sales force has been focused on moving upstream within our key vertical markets, which include healthcare, education, financial services and government. During 2012, we refined our sales approach and increased the role of our technical team in order to focus on selling long-term secure networking and data solutions.

In 2012, we added experienced leaders to our sales teams and in 2013 we continue to look to add talent to our sales teams opportunistically. Our overall strategy of incrementally shifting resources from the declining legacy voice and access business into our strategic data business also extends to our sales and sales engineering teams. In 2012, we began upgrading our sales technology and deploying mobile devices and applications to key sales people and sales engineers. We believe that the initiative to place mobile sales tools in the sales force will improve sales productivity and enhance the customer experience. We use Salesforce.com to manage our opportunities within all of our sales channels, and additional applications are in development for 2013 to include video conferencing, mapping, and contract execution, all customized on the mobile devices.

In 2013, we intend to enter two new key markets in Virginia and Western Pennsylvania, both of which are contiguous to our current footprint. We are working aggressively to prepare for these two regional launches and expect to compete for market share in our key enterprise verticals and for FTTC installations.

Marketing. Our marketing team is primarily focused on our strategic data business. We have built mapping tools for our website to provide detailed insight into our network footprint. Prospective customers can now go online and pin point their location in proximity to our fiber by typing in an address. We have also recently expanded our marketing department. We believe these actions have significantly upgraded our ability to target customers in key verticals in both our existing and “edge-out” markets that will help drive growth in 2013 and beyond.

Customer Care. We have continued to refine our customer care teams in support of the multiple touch points for our customers. This includes moving personnel to operations functions in support of a new service delivery team. In 2012, we rolled out a comprehensive “Platinum Care” program to serve our top strategic data clients with an even greater level of customer service. We take a team approach in support of these key clients with a dedicated toll free contact number and assigned personnel by account.

Our Network

We have developed a robust, flexible network allowing us to deliver advanced data, broadband and voice services to enterprise, carrier and residential customers primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.

Our integrated fiber transport network allows us to offer a suite of advanced data and voice services, including, but not limited to, multi-site networking, dedicated Internet and MEF certified Ethernet solutions, high-speed Internet and VoIP services. These are delivered via a network foundation of Cisco optical dense wave division multiplexing (DWDM) long haul network communications equipment to deliver high speed wavelength services directly to end customers or as infrastructure for the MPLS Ethernet and high-speed Internet backbone. Network-to-network interconnection points allow us to engage carrier partners to provide end to end service for enterprise and carrier customers.

Our local networks consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected primarily with fiber and copper facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

Our network operations center provides technical surveillance of our network using IBM-based network management systems.

Our objective is to leverage and expand our fiber assets in order to capture the growing demand for data and mobility services in both our existing and contiguous markets.

Competition

Our Competitive operations compete primarily with incumbent local exchange carriers (“ILECs”), broadband service providers, incumbent cable operators, and to a lesser extent, other CLECs. We also face competition from potential future market entrants. In the last year, we have seen increasing competition from the cable operators and ILECs for metro-Ethernet services to mid-size businesses. To be competitive, we position our company as a customer-focused and leading edge provider with a full portfolio of broadband and IP-based services and the theme that “our technology comes with people.”

As a result of the rapid growth in broadband traffic, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including DSL, cable and wireless access. Our competition includes:

•	ILECs, including AT&T, Verizon, Frontier, Windstream and CenturyLink;

•	national CLECs with extensive fiber assets, including Level 3, Zayo and Time Warner Telecom; and

•	national and regional cable operators, including Comcast, Shentel, Cox, Time Warner and Suddenlink.

As the RLEC for Waynesboro, Clifton Forge and Covington and portions of Alleghany, Augusta and Botetourt Counties, Virginia, we have competition from cable companies and are subject to competition from wireless carriers. A portion of residential customers moving into our service area do not purchase landline phone service. Although no CLECs have entered our incumbent markets to compete with us, it is possible that one or more may enter our markets. VoIP based carriers like Vonage could take voice customers from our RLECs using existing broadband connections (such as DSL or cable modem connections). To minimize potential competition in the RLEC markets, we offer fiber-to-the-home, high speed DSL, video over copper and a variety of bundled services for broadband, voice and video.

Employees

As of December 31, 2012, we employed 593 full-time and nine part-time employees. Of these employees, 67 are covered by a collective bargaining agreement that expires June 30, 2014. We believe that we have good relations with our employees.

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

Regulation Overview

Our communications services are subject to varying degrees of federal, state and local regulation. Under the federal Communications Act, the Federal Communications Commission (“FCC”) has jurisdiction over interstate and international common carrier services. Under the Telecommunications Act of 1996, the FCC has jurisdiction over certain aspects of local interconnection terms and rates between carriers.

In addition to FCC regulation, our communications services are regulated to different degrees by state public service commissions and by local authorities. Such local authorities have jurisdiction over public rights-of-way and video and telecommunications franchises.

Our operations are subject to various federal and state laws intended to protect the privacy of customers who subscribe to our services. The FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers and that govern procedures for release of such information and the Federal Trade Commission’s “Red Flag” rules require that companies develop and implement written Identity Theft Prevention programs.

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

ILEC operating entities that serve fewer than 50,000 lines are defined as “rural telephone companies” under the Communications Act and are exempt from the additional requirements applicable to the large ILECs unless and until such exemption is removed by the state regulatory body. Each of our RLEC operations is considered separately and each has this RLEC exemption.

Access Charges and Universal Service

Intercarrier compensation includes regulated interstate and intrastate access charges that we and other ILECs and CLECs receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local and wireless calls.

The FCC has reformed and continues to reform the structure of the federal access charge system. On November 18, 2011, the FCC released a significant order on access reform and USF reform and carriers are in the process of implementing the order. In the order, the FCC adopted a uniform national bill-and-keep framework (in which carriers do not collect or pay access charges or reciprocal compensation) as the ultimate end state for all telecommunications traffic exchanged with any local exchange carrier. Price Cap carriers will be at bill-and-keep in eight years and Rate-of-Return carriers will be at bill-and-keep in 11 years. Multiple parties appealed the FCC’s order. Those appeals were consolidated at the 10th Circuit Court of Appeals and briefing is ongoing.

In the initial phase of the transition to bill-and-keep, intrastate end office switching rates for terminating traffic, carrier common line charges on terminating traffic, and certain intrastate, transport rates associated with terminating traffic are to be brought to interstate rates “within two steps by July 2013.” The first of these two steps was effective on July 1, 2012 and intrastate access charge rates were reduced by approximately half of the difference between intrastate and interstate terminating access charge rates. The FCC has issued a further Notice of Proposed Rulemaking to seek comment on, among other things, the treatment/transition for originating access and for the transport elements not included in the initial order. The second step, in which these terminating intrastate access rates will be brought to the interstate levels, will be effective on July 1, 2013.

The FCC order permitted ILECs to implement a new charge on end users to partially offset the loss in access charge revenues, the Access Recovery Charge (“ARC”), effective July 1, 2012. The maximum ARC for residential customers will be $3 per month after six years. Multi-line business customers will have their Subscriber Line Charge and ARC combined capped at $12.20 per line. In addition, RLECs will be able to recover a portion of lost access revenues from a new Connect America Fund (“CAF”).

In the order, the FCC also established an annual cap on the “high cost” portion of USF of $4.5 billion per year in each of the next six years. This $4.5 billion will be the sole funding source for the existing support mechanisms (high-cost loop, switching support, safety net, etc.); and for the CAF. The FCC has designated approximately $2 billion of the $4.5 billion annually from this fund for RLECs through 2017. Our RLECs began receiving payments from the CAF effective July 1, 2012.

The order also affects our Competitive operations. Our CLECs reduced their terminating intrastate access rates effective July 1, 2012 and will reduce those rates to match interstate rates effective July 1, 2013. In addition, our legacy FiberNet operations in West Virginia have been designated as an Eligible Telecommunications Carrier and receives USF funding. USF funding for CLECs, including FiberNet, decreased on July 1, 2012 by 20% and will decrease by 20% annually until completely eliminated.

Net Neutrality. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management techniques. Following up on the policy statement, in 2010 the FCC adopted “net neutrality” rules, which it summarized as follows:

•	Transparency. Fixed and mobile broadband providers must disclose the network management practices, performance characteristics, and terms and conditions of their broadband services.

•

No blocking. Fixed broadband providers may not block lawful content, applications, services or non-harmful devices; mobile broadband providers may not block lawful websites, or block applications that compete with their voice or video telephony services; and

•	No unreasonable discrimination. Fixed broadband providers may not unreasonably discriminate in transmitting lawful network traffic.

The FCC’s net neutrality rules are the subject of an appeal in the D.C. Circuit Court of Appeals.

State Regulation of RLEC, CLEC and Interexchange Services

Most states require wireline telecommunications providers to obtain authority from state regulatory commissions prior to offering common carrier services. State regulatory commissions generally regulate RLEC rates for intrastate services and RLECs must file tariffs setting forth the terms, conditions and prices for their intrastate services. Our RLECs are subject to regulation in Virginia by the State Corporation Commission (“SCC”). In addition, the SCC establishes service quality requirements applicable to RLECs, including ours, and resolves disputes involving intrastate communications services.

In its 2010 session, the Virginia General Assembly enacted legislation requiring all Virginia local exchange carriers to eliminate carrier common line charges from their interstate access charges. For our two ILECs, the SCC approved the schedule for reducing and eliminating these charges beginning on January 1, 2012 and completely eliminating carrier common line charges by January 1, 2015. Elimination of intrastate terminating carrier common line charges is also part of the FCC’s access reform plan.

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

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or telecommunications franchises to install or expand facilities. Video franchises are also required for our video services. We obtain such permits and franchises as required. We hold video franchises in the City of Waynesboro, Botetourt County, City of Lynchburg, City of Staunton (for the Gypsy Hill Development only), Alleghany County, City of Covington, Town of Clifton Forge, and Town of Iron Gate. All of these are located in Virginia.

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

We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these trends may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing and to attract new customers. Many of our voice and data competitors, such as cable providers, wireless service providers, Internet access providers and long distance carriers have brand recognition, a national presence and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge. Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

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

Economic conditions may not improve or may decline further for the foreseeable future. Unfavorable economic conditions, including the recession and disruptions to the credit and financial markets, could cause customers to slow or delay spending. If demand for our services decreases, our revenues would be adversely affected and churn may increase. In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased. Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

We are also susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide services or to which we outsource certain functions. The same economic conditions that may affect our customers could also adversely affect vendors and third parties and lead to significant increases in prices, reduction in quality or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our business, financial position, results of operations and cash flows.

We may not be able to successfully implement our strategy and thereby sustain our revenue and cash flow growth.

We must grow our business and revenue in order to generate sufficient cash flow to fund our operating requirements. We have pursued several growth initiatives including:

•	Increasing network investments in our core markets;

•	Investing in network expansion into new adjacent geographic markets;

•	Building fiber to wireless carrier cell sites; and

•	Launching new products and services that meet customers’ data and IP needs.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell additional services to existing customers by effectively implementing our sales and marketing plans;

•	Complete customer installations in a timely manner to meet customer demands;

•	Successfully train our sales force to adapt to evolutionary demand for advanced data service;

•	Efficiently manage our capital expansion plans;

•	Manage increased competition from other data service providers in existing and new markets; and

•	Remain competitive with customer pricing and service expectations.

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net operating performance.

As of December 31, 2012, we had goodwill and other intangible assets of approximately $135.2 million (approximately 26% of total assets), which amount is reflective of a reduction of approximately $65 million in 2011 in connection with asset impairment charges totaling $86 million. If the impact or the timing of ongoing regulatory reform actions are significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an additional impairment charge, which would lead to a decrease in the company’s assets and reduction in net income. We test goodwill and other indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite lived intangible asset and the implied fair value of the asset in the period in which the determination is made. The testing of goodwill and indefinite lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

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

Regulatory developments at the FCC and the Virginia SCC will reduce revenues that our rural telephone company and Competitive subsidiaries receive from access charges.

For the years ended December 31, 2012 and 2011, approximately $30.0 million and $33.0 million, respectively, of our rural telephone company subsidiaries’ revenues came from access charges a portion of which were paid to us by long distance carriers for originating and terminating calls in the areas we serve. These revenues are highly profitable for us.

The FCC has reformed and continues to reform the structure of the federal access charge system. On November 18, 2011, the FCC released a significant order on access reform and USF reform and carriers are in the process of implementing that order. In the order, the FCC adopted a uniform national bill-and-keep framework (in which carriers do not collect or pay access charges or reciprocal compensation) as the ultimate end state for all telecommunications traffic exchanged with any local exchange carrier. Price Cap carriers will be at bill-and-keep in eight years and Rate-of-Return carriers will be at bill-and-keep in 11 years. Multiple parties appealed the FCC’s order. Those appeals were consolidated at the 10th Circuit Court of Appeals and briefing is ongoing.

In the initial phase of the transition to bill-and-keep, intrastate end office switching rates for terminating traffic, carrier common line charges on terminating traffic, and certain intrastate, transport rates associated with terminating traffic are to be brought to interstate rates “within two steps by July 2013.”

The FCC order permitted ILECs to implement a new charge on end users to partially offset the loss in access charge revenues, the Access Recovery Charge (“ARC”), effective July 1, 2012. The maximum ARC for residential customers will be $3 per month after six years. Multi-line business customers will have their Subscriber Line Charge and ARC combined capped at $12.20 per line.

The order also affects our Competitive operations. Our CLECs reduced their terminating intrastate access rates effective July 1, 2012 and will reduce those rates to match interstate rates effective July 1, 2013 In addition, our legacy FiberNet operations in West Virginia have been designated as an Eligible Telecommunications Carrier and receives USF funding. USF funding for CLECs, including Fibernet, decreased on July 1, 2012 by 20% and will decrease by 20% annually until eliminated.

Regulatory developments at the FCC will reduce revenues that our rural telephone company subsidiaries receive from the federal Universal Service Fund, the Connect America Fund or other fund allocations.

For the years ended December 31, 2012 and 2011, we received approximately $4.3 million and $5.0 million, respectively, in payments from the federal Universal Service Fund in connection with our rural telephone company subsidiaries’ operations. Additionally, for the years ended December 31, 2012 and 2011, we received approximately $2.3 million (net) and $2.6 million (net), respectively, from other National Exchange Carrier Association, or NECA, pool distributions to compensate us for a portion of our interstate costs.

Our RLECs are able to recover a portion of lost access revenues from a new Connect America Fund (“CAF”). In 2012, we received approximately $3.1 million from the CAF. Regulatory changes could impact the amount and timing of the revenues received from these funds in the future.

We have substantial indebtedness, which could restrict our ability to pay dividends and have a negative impact on our financing options and liquidity position.

In connection with the Business Separation, we borrowed $340 million under a senior secured credit facility with certain financial institutions and used the proceeds to fund a working capital cash reserve and to pay $315 million to NTELOS Inc., a subsidiary of NTELOS. Our indebtedness under this facility ($311.0 million at December 31, 2012) carries interest expense of approximately $12 million annually.

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

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, reducing or eliminating our quarterly cash dividend, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

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

Our substantial debt exposes us to adverse changes in interest rates. We cannot predict whether interest rates for long term debt will increase, and thus, we cannot assure you that our future interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows. We did enter into interest rate hedges on 50% of the facility through 2015 in order to mitigate this exposure.

Lumos Networks and other industry participants are frequently involved in disputes over issues that, if decided adversely to us, could harm our financial and operational prospects.

We anticipate that we will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting our business. These issues include the administration and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations and intercarrier compensation. We also may be included in proceedings and arbitrations before state and regulatory commissions, private arbitration organizations, and courts over many issues that will be important to our financial and operation success. While we believe we have adequate reserves for current disputes, the results of these disputes are inherently unpredictable.

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

Verizon and other large ILECs such as Frontier and CenturyLink dominate the current market for business and consumer telecommunications services. These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify. The large ILECs have established brand names, can diversify their risks across markets nationwide, possess sufficient capital to upgrade existing and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers. Moreover, the large ILECs are aggressively implementing “win-back” programs to regain access line customers lost to competitors and use bundled services to assist in those programs. We pose a competitive risk to the large ILECs that serve our Competitive markets and, as both our competitors and our suppliers, they have little motivation to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our Competitive customers.

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

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, wireless competition, cable competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines. As penetration rates of these technologies increase in our markets, our revenues could decline. Our rural telephone company subsidiaries experienced a net loss of approximately 2,000 access lines in the year ended December 31, 2012, or 6.0% of our access lines served at the end of 2011. A continued net loss of access lines would impact our revenues and operating results.

Our rights to the use of fiber that are part of our network may be affected by the ability to continue long term contracts and the financial stability of our Indefeasible Rights to Use fiber providers.

As of December 31, 2012, approximately 83% of our approximately 5,800 mile long-haul fiber network is under long term leases or Indefeasible Rights to Use, or IRU, agreements that provide us access to fiber owned by other network providers. These agreements are generally long term, with less than 2% of the IRUs expiring within the next five years and none expiring in 2013. In these agreements, the network owner is responsible for network maintenance for which we pay such network owners. If our network provider under IRU agreements has financial troubles, it could adversely affect our costs, especially maintenance costs and ability to deliver service. We could also incur material expenses if we were required to relocate to alternative network assets.

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

We generated approximately 10% and 9% of our operating revenue from Verizon in the years ended December 31, 2012 and 2011, respectively. In addition, we have substantial business relationships with several other telecommunications carriers. Carriers in the aggregate accounted for approximately 38% of our operating revenues for each of the years ended December 31, 2012 and 2011. If we were to lose Verizon or one of these other customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to fund our strategic growth plan, we may experience a material adverse effect on our business.

We require additional capital to fund our strategic growth plans and for general working capital needs. Our aggregate capital expenditures for 2012 were approximately $60 million, approximately 75% of which were for success-based customer and network expansion and the remaining 25% was for infrastructure upgrades, network sustainment and internal IT projects. We estimate that our capital expenditures for 2013 will be approximately $65 million to approximately $70 million.

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

Network disruptions cause interruptions in service and reduced capacity for customers, either of which cause us to incur additional expenses and may cause us to lose customers.

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

The implementation of our business strategy is dependent upon our ability to maintain, expand and update our information technology infrastructure in response to growth and changing business needs.

Our business relies on our data, billing and other operational and financial reporting and business systems. To effectively implement our business strategy, we will need to continue to maintain and, in some cases, make upgrades to modernize our information technology systems and infrastructure, which can be costly. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include service or billing interruptions, the diversion of critical resources and inhibiting our growth plans due to an inability to scale effectively.

If we fail to extend or renegotiate our collective bargaining agreements with our labor union when they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor union, which represented 67 employees as of December 31, 2012. Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business. Our collective bargaining agreement expires June 30, 2014.

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

Some of the historical financial information we have included in this annual report on Form 10-K does not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or may not be indicative of what our results of operations, financial position and cash flows may be in the future as an independent company. This is primarily a result of the following four factors:

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

•	Some or our historical financial information does not reflect the increased level of debt and the related increase in interest expense that we incurred as part of the Business Separation;

•

Prior to the Business Separation, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with the other businesses of NTELOS. The short-term transition agreements that govern certain relationships between us and NTELOS may not capture all the benefits our business enjoyed as a result of being integrated with the other businesses of NTELOS. The loss of some or all of these benefits could have an adverse effect on our business, results of operations and financial condition; and

•	Other significant changes in our cost structure, management, financing and business operations as a result of our operation as a company separate from NTELOS could impact our financial performance.

•

Many of the services that were previously covered in transition services and other agreements with NTELOS, which were negotiated in the context of our separation from NTELOS while we were still part of NTELOS and, accordingly, may not reflect terms that would have been reached between unaffiliated parties, are now being provided internally or by unaffiliated third-parties or will be in the future. We expect that, in some instances, we are incurring or will incur higher costs in the future to obtain such services previously provided under the agreements with NTELOS. The amount and timing of when we incur such additional expenses may increase the variability of our earnings and cash flows. If we are unable to lower other expenses or increase revenues, these additional expenses also will lower our earnings and our cash flows.

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

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from NTELOS or our separation from NTELOS could adversely affect our business and profitability due to our loss of NTELOS’s brand and reputation.

As an independent, publicly-traded company, we believe that our business has already benefited from and will continue to benefit from, among other things, allowing us to pursue the business strategies that best suit our long-term interests, to more efficiently develop and finance expansion plans, to appeal to a different investor base, to create effective incentives for our management and employees that are more closely tied to our business performance and to effectively advocate with respect to regulatory matters without internal corporate conflict. However, as a separate company from NTELOS, we may be more susceptible to market fluctuation and other adverse events. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, it is possible that investors and securities analysts will not place a greater value on our business as an independent company than on our business as a part of NTELOS.

Furthermore, as a business unit of NTELOS, we previously marketed our products and services using the “NTELOS” brand name and logo, and we believe the association with NTELOS provided us with goodwill among our customers due to NTELOS’s regionally recognized brands and perceived high-quality products and services. We may not be able to achieve or maintain comparable name recognition or status under our new “Lumos” brand, which could adversely affect our ability to attract and retain customers, resulting in reduced sales and revenues.

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

Certain of our officers and directors may have actual or potential conflicts of interest because of their cross officerships, directorships and stock ownership with NTELOS.

We continue to have overlap in directors with NTELOS, which may lead to conflicting interests. James A. Hyde, the Chief Executive Officer and President of NTELOS, is serving on our board of directors and served as our Chief Executive Officer from November 1, 2011 through April 26, 2012. Our board of directors also includes representatives of Quadrangle Capital Partners LLP and certain of its affiliates (“Quadrangle”) who are members of the board of directors of NTELOS. Mr. Hyde and the members of our board of directors who overlap with NTELOS have fiduciary duties to both NTELOS’s and our stockholders. These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. This arrangement may also subject us to regulation under state and federal affiliated interest’s regulatory requirements.

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

As of December 31, 2012, Quadrangle beneficially owns approximately 26% of our outstanding common stock. Additionally, in accordance with a shareholders agreement between Quadrangle and us, three of the eight directors that will serve on our board of directors are representatives or designees of Quadrangle. By virtue of such stock ownership and representation on the board of directors, Quadrangle will have a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and may exercise significant control over our business, policies and affairs. Quadrangle’s interests as a stockholder may not always coincide with the interests of other stockholders. Additionally, such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our stock.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	Competitive POP	2,500
Troutville, VA	Switch and Video Headend Building	11,400
Clifton Forge, VA	Switch Building	12,000
Covington, VA	Service Center	13,000
Waynesboro, VA	Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Switch Building	32,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Switch Building	33,920
Daleville, VA	Service Center	9,400

We also lease the following material properties:

•	Our Charleston, West Virginia regional operations center (wireline switching) under a sub-lease from NTELOS Inc. for approximately 3,200 square feet of this space;

•	Our Charleston, West Virginia switch building under a lease agreement by and between Nelson Trust and FiberNet, LLC dated April 19, 2005; and

•	Our Charleston, West Virginia office and switch building under a lease agreement by and between Williams Land Company and Mountaineer Telecommunications, LLC dated April 12, 2005.

Effective December 31, 2012, we terminated our lease agreements with The Layman Family, LLC for the Daleville, VA facility that had previously been used as our customer care facility and with Williams Land Company for the Charleston, WV office building and consolidated these operations with our other nearby facilities.

Item 3.	Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to our billings to other carriers for access to our network (see Note 13 in Part II, Item 8. Financial Statements and Supplementary Data). We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.” On March 1, 2013, the last reported sale price for our common stock was $11.31 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low prices per share of our common stock and the cash dividends declared per common share for each of the quarters in 2012 and for the fourth quarter of 2011, which correspond to our quarterly fiscal periods for financial reporting purposes:

	Stock Price per Share		Cash Dividends Declared per Common Share
	High	Low
2012:
First Quarter	$18.18	$10.13	$0.14
Second Quarter	10.76	7.65	0.14
Third Quarter	9.86	7.50	0.14
Fourth Quarter	10.54	7.61	0.14

2011:
Fourth Quarter	$17.99	$11.70	$0.14

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from our initial public offering on November 1, 2011 (the first day our Common Stock began trading on the NASDAQ Global Market) to December 31, 2012, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period. The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Composite Index

and NASDAQ Telecommunications Index

(11/1/11 – 12/31/12)

	November 1, 2011	December 31, 2011	December 31, 2012
Lumos Networks Corp.	$100	$98	$67
NASDAQ Composite Index	$100	$101	$116
NASDAQ Telecommunications Index	$100	$105	$105

Holders

There were approximately 3,300 holders of our common stock on March 1, 2013.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. Cash dividends of $0.14 per share were declared and paid for each of the four quarters in 2012. On February 27, 2013, our board of directors declared a dividend in the amount of $0.14 per share, which is to be paid on April 11, 2013 to stockholders of record on March 13, 2013. All decisions to declare dividends will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, credit agreement and contractual restrictions and other factors that the board of directors may deem relevant. We are a holding company that does not operate any business of our own. As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders. Amounts that can be made available to us to pay cash dividends will be permitted by our credit agreement within the parameters of a restricted payment basket.

Issuer Purchases of Equity Securities

The Company does not have a share repurchase program in effect. However, during the three months ended December 31, 2012, the Company repurchased 7,956 shares of Company stock for $0.1 million in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan. The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2012 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	—	$—	N/A	N/A
November 1, 2012 - November 30, 2012	—	$—	N/A	N/A
December 1, 2012 - December 31, 2012	7,956	$10.02	N/A	N/A

	7,956	$10.02	N/A

Item 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(6)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Operating Revenues	$206,871	$207,414	$145,964	$130,595	$128,806

Operating Expenses
Cost of sales and services (1) (exclusive of items shown separately below)	80,520	78,484	46,407	40,158	38,857
Customer operations (1)	21,886	19,551	13,243	12,598	13,112
Corporate operations (1) (2)	23,615	16,251	13,809	8,582	10,836
Depreciation and amortization and accretion of asset retirement obligations	39,008	43,206	31,376	28,719	27,033
Asset impairment charges	—	86,295	—	—	—
Restructuring charges	2,981	—	—	—	—
Gain on settlements, net	(2,335)	—	—	—	—

	165,675	243,787	104,835	90,057	89,838

Operating Income (Loss)	41,196	(36,373)	41,129	40,538	38,968

Other Income (Expense)
Interest expense (3)	(11,921)	(11,993)	(5,752)	(1,478)	(1,393)
Loss on interest rate derivatives	(1,898)	—	—	—	—
Other income, net	81	105	43	105	97

	(13,738)	(11,888)	(5,709)	(1,373)	(1,296)

	27,458	(48,261)	35,420	39,165	37,672
Income Tax Expense (Benefit)	11,010	(4,383)	14,477	15,768	14,887

Net Income (Loss)	16,448	(43,878)	20,943	23,397	22,785

Net Income Attributable to Noncontrolling Interests	(108)	(52)	(119)	(39)	(48)

Net Income (Loss) Attributable to Lumos Networks Corp.	$16,340	$(43,930)	$20,824	$23,358	$22,737

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders (Pro Forma and Unaudited for 2011)
Earnings (Loss) per Share - Basic (4)	$0.78	$(2.11)
Earnings (Loss) per Share - Diluted (4)	$0.76	$(2.11)

Cash Dividends Declared per Share - Common Stock	$0.56	$0.14

	As of December 31,
(In thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$2	$10,547	$489	$3	$3
Property and equipment, net	336,589	299,958	273,906	203,239	158,829
Total assets	513,162	498,600	540,793	347,151	350,299
Total debt (5)	312,225	326,576	180,721	651	546
Stockholders’ equity attributable to Lumos Networks Corp.	$64,050	$52,383	$265,794	$272,681	$280,194

(1)

We record equity-based compensation expense related to our share-based awards. The following table shows the allocation of equity-based compensation expense to cost of sales and services, customer operations and corporate operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Cost of sales and services	$645	$314	$230	$148	$59
Customer operations	712	419	297	143	99
Corporate operations	2,555	1,650	1,002	503	423

Equity-based compensation expense	$3,912	$2,383	$1,529	$794	$581

(2)

Corporate operations expense for 2010 includes $3.0 million of charges representing legal and professional fees related to the acquisition of FiberNet (Note 1 to our audited consolidated financial statements included herein).

(3)

Interest expense for 2012, 2011 and 2010 increased significantly from prior years as a result of the Allegheny asset acquisition on December 31, 2009 and the FiberNet purchase on December 1, 2010 (Note 1 to our audited consolidated financial statements included herein) which were financed by intercompany borrowings from NTELOS Inc., and as a result of the $340 million senior credit facility that was funded on October 31, 2011 (Note 5 to our audited consolidated financial statements included herein).

(4)

Basic loss per share for the year ended December 31, 2011 is computed by dividing net loss for the year by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011. Diluted loss per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities were anti-dilutive in 2011, they are excluded from the calculation of loss per share. Prior to the Business Separation, we did not have any common stock outstanding.

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

(6)

The financial statements of Lumos Networks for the period January 1, 2011 through October 31, 2011 and as of and for the years ended December 31, 2010, 2009 and 2008 have been adjusted to reflect certain corporate expenses, including equity-based compensation expense, of NTELOS which were not previously allocated to the NTELOS segments (see Note 3 to the audited consolidated financial statements included herein). These adjustments have been reflected beginning January 1, 2006. Equity attributable to Lumos Networks has not been adjusted to reflect these corporate expenses for periods prior to January 1, 2006.

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

Overview

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region with a network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We serve carrier, business and residential customers over our fiber network offering data, voice and IP services. Our principal products and services include metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network, high-capacity private line and wavelength services, which provide a means to utilize fiber in broadband applications and provide high-capacity bandwidth, IP services and business and residential telephone local and long-distance services.

Our primary objective is to leverage our fiber assets to capture the continued rapid growth in demand for data and mobility services amongst our enterprise and carrier customers in the second and third-tier markets we serve. Central to our strategy is being first to the regional markets with advanced technology and products that are attractive to regional enterprise customers seeking high quality data and IP services and interconnection to data carriers in the region and to carriers with needs in our markets for transport and fiber to the cell site services.

Our overall strategy is to (i) maximize the value of our 5,800 mile long-haul fiber optic network to expand the sale of data and IP-services to new and existing enterprise and government customers while maintaining a ratio of approximately 70% to 80% on-net traffic; (ii) leverage our fiber network to expand to new fiber to the cell site opportunities; (iii) utilize our fiber footprint and carrier relationships to expand our revenue in transport; (iv) continue to provide high quality customer service and a compelling value proposition; (v) continue to shift incremental resources from the declining legacy voice products into our faster growing and more profitable strategic data products in the Competitive segment of our business; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to further leverage our fiber network and growing offering of data services; and (vii) use our success-based investment strategy to improve capital efficiency and expand margins.

Our strategic data products, which provided approximately 50% of our total revenue in 2012 and represent the main growth opportunity and the key focal point of our strategy, include our enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product lines. These businesses, in the aggregate, also typically carry higher margins than many of our other product lines. A majority of our capital expenditures and the focus of our sales force have more recently been and will continue to be dedicated to expanding revenue and profit from our strategic data products. We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.

The remaining 50% of our total revenue in 2012 was generated from legacy voice and access products. These businesses, in the aggregate, require limited incremental capital or personnel investment and deliver reasonably predictable cash flows. It is our belief that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 15%. This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes, the effect of current economic conditions on businesses and product replacement by competitive voice service offerings from cable operators in our markets. Despite the declining revenues, it is expected that the cash flows from these businesses will continue to be a significant contributor to funding the capital expenditures required for our higher growth and higher margin strategic data businesses.

Business Separation and Prior Acquisition

On October 14, 2011, NTELOS announced a distribution date of October 31, 2011 for the spin-off of all of the issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations. Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split of its shares of common stock. The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS’s stockholders of record as of the close of business on October 24, 2011, the record date. On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS common stock outstanding, on a post-Reverse Stock Split basis. We have been publicly traded on NASDAQ under the ticker symbol “LMOS” since November 1, 2011.

Financial data included in this Form 10-K reflects Lumos Networks as a standalone public company. Revenue includes services sold to the NTELOS wireless segment that was previously eliminated, which amounted to $6.6 million for the period January 1, 2011 through October 31, 2011 and $7.0 million for the year ended December 31, 2010. Expenses include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions. These additional expenses for the period January 1, 2011 through October 31, 2011 totaled $2.6 million and for the year ended December 31, 2010 totaled $5.1 million (inclusive of $2.8 million of FiberNet acquisition costs).

On December 1, 2010, we closed on a purchase agreement with One Communications Corp. to acquire its FiberNet business for net cash consideration of approximately $163 million. The fiber optic network acquired in this transaction covers all of West Virginia and extends into surrounding areas in Ohio, Maryland, Pennsylvania, Virginia and Kentucky, and provided us with further diversity and density in several of our existing markets, particularly in West Virginia. The former FiberNet business offered retail voice and data services and transport and IP-based services primarily to regional retail and wholesale business customers.

Business Segments

During 2012, we had two reportable business segments: Competitive and RLEC.

Our Competitive business serves Virginia, West Virginia, and portions of Pennsylvania, Maryland, Kentucky and Ohio over an approximately 5,800 mile long haul fiber network as of December 31, 2012. Revenues from the Competitive segment accounted for approximately 76%, 74% and 61% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Pro forma to include the FiberNet acquisition for the year ended December 31, 2010, the Competitive segment accounted for approximately 73% of our total revenue.

The Competitive segment derives revenue from three key product groups: strategic data, legacy voice and access. The products underlying strategic data are enterprise data, carrier data, fiber to the cell site and IP services. Strategic data products are sold primarily to enterprise customers and carrier customers and represent the main growth opportunity and the key focal point of our strategy. We market and sell these services primarily to business, government and carrier customers. Legacy voice and access revenues have and will continue to decline as a result of the continuing commoditization of legacy voice products, the increasing use of wireless devices and recent regulatory actions.

In 2012, we achieved sequential year-over-year revenue growth of 16.4% for our strategic data products, which represented approximately 50% of our total revenues for 2012. This growth was achieved primarily through increases in customer bandwidth demand, an approximate 14% increase in the number of on-net buildings and by more than doubling our fiber to the cell sites in 2012. We have added experienced sales resources to improve our market penetration and facilitate the sale of our data and IP-based services, including sales resources focused on obtaining long-term fiber to the cell site contracts with wireless carriers that are deploying 4G data services. These contracts will enable us to provide high speed transport from those sites to switching locations. We had fiber deployed to 148 towers at December 31, 2011 and we exited 2012 with fiber to 370 towers.

In addition to reallocating our sales resources to focus on growing data revenue by driving enterprise data and carrier data sales in our footprint, we also took certain cost reduction measures in 2012 intended to increase our ability to fund our capital investment in our data businesses. Specifically, in the fourth quarter of 2012, we completed a cost reduction plan that involved a reduction of approximately 10% of our workforce (primarily in our legacy businesses), consolidation of certain facilities and freezing the accumulation of benefits under certain postretirement plans. We incurred restructuring charges of $3.0 million in 2012 in connection with this plan, consisting of employee severance and termination benefits of $2.4 million and lease termination costs of $0.6 million (see Note 12 in Part II, Item 8. Financial Statements). We do not expect to incur additional costs in 2013 related to this plan.

The RLEC provides service to the rural Virginia cities of Waynesboro and Covington, and portions of Alleghany, Augusta and Botetourt counties. Within the RLEC footprint, we offer the same basic product sets as we do in the other markets. IP services are anchored by high speed broadband with 98% coverage and fiber-to-the-home, which passed approximately 16,500 homes as of December 31, 2012. The fiber network provides the foundation for IP-based video services, currently up to 20 Mbps high speed Internet services and will allow us to offer future high-bandwidth applications as they evolve. While the RLEC owns the fiber, the products are sold through the Competitive segment. The Competitive segment purchases basic fiber services from the RLEC but provides its own sales, customer service and customer equipment to these RLEC customers. The intercompany revenue is eliminated in our consolidated statements of operations. In addition to these wholesaling arrangements with the Competitive segment, for the year ended December 31, 2012, approximately $1.9 million of enterprise data services have been sold directly to RLEC customers which are currently included in legacy voice.

In the RLEC market, our fiber-to-the-home deployment reduces churn in the areas where it is offered. In 2010, we received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16 million, of which 50% ($8 million) is being funded by the grant from the federal government. We commenced this project in 2010 and began offering higher speed broadband services in Alleghany County in the fourth quarter of 2010, and we have incurred $9.4 million of total project costs through December 31, 2012. The project is required to be completed by September 30, 2015.

As of December 31, 2012, we operated approximately 31,200 RLEC telephone access lines. We have experienced access line losses in each of the last three years due to cable competition, wireless substitution and the economic climate. We lost approximately 2,000 and 2,200 access lines during 2012 and 2011, respectively. These line losses, coupled with mid-year 2011 rate reductions as a result of our biennial tariff filing with the FCC for one of our RLECs, access reconfigurations and network grooming by carriers, contributed to a 4.1% and 9.2% decline in legacy voice and access revenues, respectively, in the RLEC segment, and a 7.3% decline in total RLEC revenues from 2011 to 2012.

We anticipate significant further access revenue declines in the RLEC segment as a result of recent actions taken by applicable regulatory authorities, principally the FCC and the SCC. On November 18, 2011, the FCC released an order comprehensively reforming its Universal Service

Fund and intercarrier compensation systems. In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time (see Access Charges and Universal Service in “Regulation”). These FCC pricing reductions commenced on July 1, 2012. However, a portion of the access revenue that we currently receive from carriers will be recovered through payments from the FCC’s newly created “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s newly created “Access Recovery Charge”. These new payments and revenues were also effective July 1, 2012. Access revenue also will continue to be negatively impacted by network grooming of carriers. Our combined RLEC revenues from access and the USF, including the CAF in 2012 (with the USF, the “cost recovery mechanisms”), was $30.0 million ($12.3 million of which was from intra-state access revenues and $5.9 million was from cost recovery mechanisms) for 2012 and $33.0 million ($18.7 million of which was from intra-state access revenues and $5.3 million was from cost recovery mechanisms) for 2011, as compared to access revenues of $36.8 million for 2010.

Excluding the impact of asset impairment charges of $86.3 million in 2011, our operating income margins were approximately 20%, 24% and 28% for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the margin is primarily due to the RLEC access revenue reductions discussed above, combined with settlement of billing disputes and increased corporate expenses resulting from being an independent public company following the spin-off from NTELOS.

Market Risks

Many of the market risk factors described above which affected our results of operations in 2012 are expected to continue into 2013.

Operating Revenues

Our revenues are generated from the following categories:

•

Competitive segment revenues, including revenues from three key product sets: strategic data, legacy voice and access. Strategic data includes the following products: enterprise data (dedicated internet, metro Ethernet, and private line), carrier data (transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, and IP-based video). Legacy voice includes the following products: local lines, PRI, long distance and legacy dial-up Internet services. Access primarily includes switched access and reciprocal compensation.

•	RLEC segment revenues, including revenues from two key product sets: legacy voice (primarily local services and features, toll and directory advertising) and access.

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

•

corporate operations expenses, including taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors, employee separation charges for certain former officers and amortization of actuarial losses related to retirement plans;

•	depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;

•	accretion of asset retirement obligations;

•	gain on settlements, net; and

•	restructuring charges.

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income (loss) attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity based compensation charges, acquisition related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring related charges, gain or loss on settlements and gain or loss on interest rate derivatives.

Adjusted EBITDA is a non-GAAP financial performance measure. It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. Management believes that Adjusted EBITDA is a standard measure of operating performance and liquidity that is commonly reported in the telecommunications industry and provides relevant and useful information to investors for comparing performance period to period and for comparing financial performance of similar companies. Management utilizes Adjusted EBITDA internally to assess its ability to meet future capital expenditure and working capital requirements, to incur indebtedness if necessary, and to fund continued growth. Management also uses Adjusted EBITDA to evaluate the performance of its business for budget planning purposes and as factors in the Company’s employee compensation programs.

Note 4 – Disclosures About Segments of an Enterprise and Related Information, of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA to Operating Income (Loss) for each of the Company’s reportable operating segments.

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

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments and non-deductible expenses. Prior to the Business Separation, our income taxes were included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS. However, our income taxes were calculated and provided for on an “as if separate” tax return basis.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have an RLEC segment partnership with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Operating revenues decreased $0.5 million, or 0.3%, from 2011 to 2012 resulting from a decrease in RLEC segment revenues of $3.9 million, largely offset by an increase in Competitive revenues of $3.3 million. The increase in Competitive segment revenues was primarily driven by increased revenues from strategic data products, which increased $14.5 million, or 16.4%, from 2011 to 2012, offset by decreases in legacy voice and access revenue of $8.9 million and $2.2 million, respectively. The $3.9 million decline in RLEC segment revenues is due primarily to the loss of access lines described in the overview above, a biennial rate reduction as a result of our tariff filing with the FCC in mid-year 2011, reductions in intrastate access as part of the FCC’s access reform plan, access reconfigurations and network grooming by carriers. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $77.6 million from a loss of $36.4 million in 2011 to income of $41.2 million in 2012 due primarily to asset impairment charges of $86.3 million recorded in 2011. Excluding the 2011 asset impairment charges, operating income decreased $8.7 million from 2011 to 2012 due to increased operating expenses primarily due to increases in corporate expenses as a result of operating as an independent public company for the full year in 2012 combined with restructuring charges, employee separation charges and amortization of actuarial losses on benefit plans. Variances in the individual line items on the condensed combined statements of operations are described in the operating expenses section below.

Adjusted EBITDA was $88.9 million in 2012 compared with $96.9 million in 2011. The decrease in Adjusted EBITDA is directly attributable to the increase in operating expenses, as described above and in further detail below.

Net income attributable to Lumos Networks increased $60.3 million due in large part to the $86.3 million of asset impairment charges ($65.7 million net of tax) discussed above. Excluding the effects of the 2011 asset impairment charges, net income attributable to Lumos Networks decreased $5.5 million, or 25.2%, from 2011 to 2012 due to the $8.7 million decrease in operating income combined with a $1.9 million increase in interest and other expenses, offset by a reduction in income tax expense of $5.2 million.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	$ Variance	% Variance
Operating Revenues
Competitive	$157,720	$154,397	$3,323	2.2%
RLEC	49,151	53,017	(3,866)	(7.3)%

Total Operating Revenues	$206,871	$207,414	$(543)	(0.3)%

Revenues for 2012 decreased $0.5 million, or 0.3%, over 2011, as described by segment below.

•

Competitive Revenues. Competitive revenues increased $3.3 million, or 2.2%, from 2011 to 2012. This increase was driven by the $14.5 million increase in strategic data revenue as a result of increased revenue in all of the major product lines (enterprise data, carrier class data and IP services) due to increases in customer bandwidth demand, the number of on-net buildings and connections to wireless cell sites, offset by decreases of $8.9 million and $2.2 million in legacy voice and access revenues, respectively.

•	RLEC Revenues. RLEC revenues decreased $3.9 million, or 7.3%, from 2011 to 2012 due to decreases of $0.8 million and $3.1 million in legacy voice and access revenues, respectively.

The decrease in revenues from legacy voice and access products for both segments is partially attributable to access line loss. Access lines totaled approximately 31,200 as of December 31, 2012 and approximately 33,200 as of December 31, 2011, a 2,000 line decline. This access line loss is reflective of residential wireless substitution, the effect of current economic conditions on businesses and competitive voice service offerings from cable operators in our RLEC markets.

The following table identifies our external operating revenues grouped by major product families for the years ended December 31, 2012 and 2011:

	Year Ended
(Dollars in thousands)	2012	2011	$ Variance	% Variance
Operating Revenues
Strategic Data:
Enterprise data	$36,782	$33,131	$3,651	11.0%
Carrier data	47,113	37,649	9,464	25.1%
IP Services	18,743	17,401	1,342	7.7%

Total Strategic Data	102,638	88,181	14,457	16.4%
Legacy Voice:
Competitive	45,466	54,414	(8,948)	(16.4)%
RLEC	19,223	20,039	(816)	(4.1)%

Total Legacy Voice	64,689	74,453	(9,764)	(13.1)%

Access:
Competitive	9,616	11,802	(2,186)	(18.5)%
RLEC	29,928	32,978	(3,050)	(9.2)%

Total Access	39,544	44,780	(5,236)	(11.7)%

Total Operating Revenues	$206,871	$207,414	$(543)	(0.3)%

•	Strategic Data.

•

Enterprise Data – The 11.0% increase noted in the table above was primarily driven by increased customer bandwidth demand and an increase in on-net buildings of 13.8% from 1,051 at December 31, 2011 to 1,196 at December 31, 2012. Revenue from our metro Ethernet product was the largest contributor, increasing $4.6 million. This was partially offset by declines in private line revenue which primarily relates to our designing metro Ethernet solutions to existing private line customers in situations where this is the optimal solution for our customer.

•

Carrier Data – The 25.1% increase in carrier data revenue was primarily attributable to (i) increases in transport revenues resulting from increases in traffic from existing customers and expansion of our network to reach new carrier customers and (ii) increases in FTTC revenue as a result of more than doubling our fiber connections to wireless cell sites, from 148 as of December 31, 2011 to 370 as of December 31, 2012, a large portion of which were connected late in the fourth quarter and therefore expected to contribute to revenue growth in the first quarter of 2013.

•

IP Services – The 7.7% increase in IP services revenue was primarily driven by increases in high speed fiber to the premises Internet and video services and other Voice over IP (“VoIP”) services partially offset by declines in the legacy DSL products.

•

Legacy Voice. The 13.1% decline in legacy voice revenues was primarily due to the continuing churn from the commoditization of this product set, the increasing use of wireless devices and our shift in focus to VoIP (which is included in IP services revenue) and other strategic data products.

•

Access. As noted in the overview section above, actions from regulatory authorities caused rate reductions beginning in July 2012 with further reductions occurring over the next few years, the effect of which is predicted to be more significant than experienced in prior years, particularly for the competitive access products. The 11.7% decrease in access revenues, as noted in the table above, is attributable to these factors coupled with other factors such as network grooming by carriers.

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the years ended December 31, 2012 and 2011:

	Year Ended
(Dollars in thousands)	2012	2011	$ Variance	% Variance
Operating Expenses
Competitive	$100,002	$94,045	$5,957	6.3%
RLEC	17,980	16,429	1,551	9.4%

Operating expenses, before depreciation and amortization and accretion of asset retirement obligations, asset impairment charges, equity-based compensation expense, acquisition related charges, Business Separation related charges, employee separation charges, restructuring charges, amortization of actuarial losses and gain on settlements, net	117,982	110,474	7,508	6.8%
Depreciation and amortization and accretion of asset retirement obligations	39,008	43,206	(4,198)	(9.7)%
Asset impairment charges	—	86,295	(86,295)	(100.0)%
Equity-based compensation expense	3,912	2,383	1,529	64.2%
Acquisition related charges	—	71	(71)	(100.0)%
Business Separation related charges	—	1,358	(1,358)	(100.0)%
Employee separation charges (1)	2,346	—	2,346	100.0%
Restructuring charges (2)	2,981	—	2,981	100.0%
Amortization of actuarial losses (3)	1,781	—	1,781	100.0%
Gain on settlements, net (4)	(2,335)	—	(2,335)	100.0%

Total Operating Expenses	$165,675	$243,787	$(78,112)	(32.0)%

(1)

In 2012, we recorded charges of $2.3 million related to the recognition of employee separation benefits which were provided for the in the employment agreements of two executive officers who left the Company in April and December 2012. These charges are included in corporate operations expense on the consolidated statement of operations.

(2)

In the fourth quarter of 2012, the Company completed a cost reduction plan involving an employee reduction-in-force, the consolidation of certain facilities and freezing of the accumulation of benefits under certain postretirement plans. Restructuring charges of $3.0 million were recognized in 2012 in connection with this plan (see Note 12 in Part II, Item 8. Financial Statements).

(3)

We received an allocated portion of the total benefits expenses from NTELOS Inc. for NTELOS’s pension and other postemployment retirement plans in which we participated during the periods prior to the Business Separation. The total allocated expense for the period January 1, 2011 through October 31, 2011 related to amortization of actuarial losses was not material.

(4)

We recognized a net pre-tax gain of approximately $2.3 million in 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (see Note 13 in Part II, Item 8. Financial Statements).

The following describes our operating expenses by segment (as presented in the table above) and on a basis consistent with our presentation in the consolidated statement of operations.

•

Competitive – The increase of $6.0 million was primarily driven by a $6.4 million increase in corporate and customer operations expenses which were allocated to the business segment (see discussion of customer operations expenses and corporate operations expenses below), as well as increases in other expenses such and repairs and maintenance and professional fees of $1.6 million and $0.6 million, respectively. Partially offsetting these net increases was a decrease in compensation and benefits for employees working directly for the Competitive segment of $0.5 million and an aggregate $2.1 million decrease in bad debt expense, rent expense and certain other direct operating costs such as access, contracted services and operating taxes.

•

RLEC – The increase of $1.6 million is attributable to generally the same factors as the Competitive segment ($2.0 million increase in corporate and customer operations expense allocations, partially offset by decreases in access costs, materials and supplies and other direct operating costs).

COST OF SALES AND SERVICES – Cost of sales and services increased $2.0 million, or 2.6%, over 2011. The primary driver was increased repairs and maintenance costs of $1.9 million. Increases in contracted services and materials and supplies also contributed to the overall increase. These increases were partially offset by decreases in access costs and a net decrease in compensation and benefits and corporate expense allocations.

CUSTOMER OPERATIONS EXPENSES – Customer operations expenses increased $2.3 million, or 11.9%, over 2011 primarily due to increased compensation and benefits, including equity-based compensation expense and sales commissions. These increases were partially offset by a decrease in bad debt expense.

CORPORATE OPERATIONS EXPENSES – Corporate operations expense increased $7.4 million, or 45.3% over 2011 primarily as the result of increased corporate general and administrative costs from being an independent public company for the full year. Legal and professional fees, director fees, contracted services and insurance costs increased $3.8 million in the aggregate, primarily as a result of this. The increase in legal and professional fees is also due to legal services provided to settle several outstanding billing disputes during the year. The remainder of the increase is attributable to $2.3 million in employee separation charges and $1.8 million for amortization of actuarial losses on the pension and other postretirement benefit plans.

DEPRECIATION AND AMORTIZATION – Depreciation and amortization decreased $4.2 million, or 9.8%, over 2011. This decrease is attributable to a $4.2 million decrease in amortization expense related to customer intangibles for which amortization expense is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.

ASSET IMPAIRMENT CHARGES – In 2011, we recorded asset impairment charges which totaled $86.3 million ($65.7 million after tax) in our RLEC segment related to the impairment of the RLEC franchise rights and goodwill ($65.4 million; $53.0 million after tax) and a $20.9 million ($12.7 million after tax) asset impairment charge related to the excess of carrying value over book value of the RLEC property, plant and equipment, customer intangible and trademarks. No asset impairment charges were recorded in 2012.

OTHER INCOME (EXPENSES)

Interest expense was $11.9 million for the year ended December 31, 2012, which was $0.1 million lower than our interest expense of $12.0 million for the year ended December 31, 2011. Interest expense for 2012 is primarily related to the $340 million credit facility drawn on October 31, 2011 a portion of which was used to pay off the obligation to NTELOS Inc. in connection with the Business Separation. Interest expense in 2011 is primarily related to interest charged by NTELOS for borrowings for the first ten months of the year and interest on the credit facility for the two-month period after the Business Separation. Under the terms of the credit facility we were required to enter into an interest rate hedge for three years on 50% of the term loans. In February 2012, we entered into a 3% interest rate cap for February 2012 through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015. We recorded non-cash losses of $1.9 million associated with the mark-to-market accounting for these interest rate derivatives during the year ended December 31, 2012.

INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2012 and 2011 was $11.0 million and $(4.4) million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible charges. We expect our recurring non-deductible expenses to relate primarily to certain non-cash equity-based compensation. The non-deductible goodwill impairment charge in 2011 was the main driver for changes in income taxes from 2011 to 2012.

The Company has prior year unused net operating losses (“NOLs”) totaling $10.9 million as of December 31, 2012. The NOLs include $3.9 million that was assigned to the Company as a result of the Business Separation and are subject to an adjusted annual maximum limit due to the application of Section 382 of the Internal Revenue Code. The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2011 compared to year ended December 31, 2010

Operating revenues increased $61.5 million, or 42.1%, from 2010 to 2011 resulting from an increase in Competitive segment revenues of $65.9 million and partially offset by a decrease in RLEC revenues of $4.5 million. Pro forma to include FiberNet (which is included in the Competitive segment) for the year ended December 31, 2010, total operating revenues were $213.1 million, compared to $207.4 million for the year ended December 31, 2011, representing a decrease of $5.7 million.

Pro forma Competitive segment revenues decreased $0.8 million, or 0.5%, from 2010 to 2011 primarily from declines in voice and other products related to FiberNet operations, partially offset by increased revenues from enterprise data and carrier data services. As noted above, RLEC segment revenues declined $4.5 million from the prior year due primarily to the loss of access lines described in the overview above, a biennial reset (reduction) of our interstate access rates in the third quarter of 2011 and revenue reductions related to interexchange carrier network grooming.

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

Adjusted EBITDA was $96.9 million in 2011 compared with $77.1 million in 2010. The increase in Adjusted EBITDA is attributable to the $61.5 million increase in revenues partially offset with a $41.6 million increase in operating expenses, as described in further detail below.

Net income attributable to Lumos Networks decreased $64.8 million due in large part to the $86.3 million of asset impairment charges ($65.7 million net of tax) discussed above. Excluding the effects of the 2011 asset impairment charges, net income attributable to Lumos Networks increased $0.9 million, or 4.5%, from 2010 to 2011 as the $8.8 million increase in operating income was primarily offset by (1) $6.2 million increase in interest expense related to the additional debt from NTELOS Inc. incurred in December 2010 to fund the FiberNet acquisition and interest related to our $340 million borrowing under our senior secured credit facility on October 31, 2011 in connection with the Business Separation (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data) and (2) $1.7 million increase in income tax expense.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for the years ended December 31, 2011 and 2010:

	Year Ended
(Dollars in thousands)	2011	2010	$ Variance	% Variance
Operating Revenues
Competitive	$154,397	$88,471	$65,926	74.5%
RLEC	53,017	57,493	(4,476)	(7.8)%

Total Operating Revenues	$207,414	$145,964	$61,450	42.1%

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

OPERATING EXPENSES

The following table identifies our operating expenses by business segment, consistent with the table presenting operating revenues above, for the years ended December 31, 2011 and 2010:

	Year Ended
(Dollars in thousands)	2011	2010	$ Variance	% Variance
Operating Expenses
Competitive	$94,045	$51,155	$42,890	83.8%
RLEC	16,429	17,755	(1,326)	(7.5)%

Operating expenses, before depreciation and amortization and accretion of asset retirement obligations, asset impairment charges, equity-based compensation expense, acquisition related charges and Business Separation related charges	110,474	68,910	41,564	60.3%
Depreciation and amortization and accretion of asset retirement obligations	43,206	31,376	11,830	37.7%
Asset impairment charges	86,295	—	86,295	100.0%
Equity-based compensation expense	2,383	1,529	854	55.9%
Acquisition related charges	71	3,020	(2,949)	(97.6)%
Business Separation related charges	1,358	—	1,358	100.0%

Total Operating Expenses	$243,787	$104,835	$138,952	132.5%

The following describes our operating expenses by segment and on a basis consistent with our financial statement presentation.

•

Competitive – The increase noted in the table above was driven by a $42.7 million increase in expenses related to our FiberNet operations, which increase reflects the inclusion of FiberNet for the full twelve months of 2011 as opposed to one month in 2010 as a result of the acquisition of FiberNet in December 2010.

•

RLEC – The decrease of $1.3 million was driven primarily by a reduction in corporate expense allocations which have been shifted to the Competitive segment which is a reflection of the change in the relative sizes of the segments.

COST OF SALES AND SERVICES – Cost of sales and services increased $32.1 million, or 69.1%, over 2010. FiberNet accounted for $31.5 million of this increase. Other expenses contributing to the net increase was access expense and compensation and benefits. We expect network expenses related to the original FiberNet customer base to decline due to churn of residential and other narrowband customers and as we groom this network by pruning leased facilities and by servicing more customers on our network to eliminate lease access expenses and improve the quality of the service.

CUSTOMER OPERATIONS EXPENSES – Customer operations expenses increased $6.3 million, or 47.6%, over 2010 primarily due to FiberNet. The remainder of the increase is primarily attributable to increased compensation and benefits, including equity-based compensation expense and sales commissions. These increases were partially offset by a decrease in directory expenses.

CORPORATE OPERATIONS EXPENSES – Corporate operations expense increased $2.4 million, or 17.7% over 2010. Included in this increase is an increase of $4.5 million in expenses related to FiberNet. Also included in the increase over 2010 are charges of $1.4 million incurred during 2011 related to the Business Separation, and increases in compensation and benefits, including equity-based compensation expense. Partially offsetting these increases was a decrease of $2.9 million from 2010 representing charges incurred during 2010 for the acquisition of FiberNet. Also decreasing from 2010 to 2011 were legal and professional fees allocated from NTELOS.

DEPRECIATION AND AMORTIZATION EXPENSES – Depreciation and amortization increased $11.7 million, or 37.4%, over 2010. This increase is primarily attributable to a $63.1 million increase in average depreciable assets (20%) due to the increase from the FiberNet acquisition and the $61.5 million of 2011 capital expenditures and a $6.8 million increase in amortization expense. The increases in amortization expense related to the addition of customer and other amortizable intangible assets from the FiberNet acquisition, a majority of the amortization expense for which is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.

ASSET IMPAIRMENT CHARGES – In 2011, we recorded asset impairment charges which totaled $86.3 million ($65.7 million after tax) in its RLEC segment related to the impairment of the RLEC franchise rights and goodwill ($65.4 million; $53.0 million after tax) due to the aforementioned significant future access revenue decline related to interconnection carrier’s network grooming and the regulatory rate reform. Additionally, we recorded a $20.9 million ($12.7 million after tax) asset impairment charge related to the excess of carrying value over book value of the RLEC property, plant and equipment, customer intangible and trademarks on the date of the transfer.

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

INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 was $(4.4) million and $14.5 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for each of the quarters in 2012 and 2011. This unaudited information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

Summary Operating Results (Unaudited) (In thousands, except per share amounts)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Operating Revenues
Competitive	$40,058	$39,778	$38,968	$38,916	$39,401	$38,494	$38,473	$38,389
RLEC	12,621	12,199	11,835	12,496	11,706	13,107	13,589	14,255

Total Operating Revenues	52,679	51,977	50,803	51,412	51,107	51,601	52,062	52,644

Operating Expenses
Competitive	25,406	25,338	24,890	24,368	24,367	22,764	23,002	23,912
RLEC	4,062	4,358	4,807	4,753	3,736	4,190	4,035	4,468

Operating expenses, before depreciation and amortization and accretion of asset retirement obligations, asset impairment charges, equity-based compensation expense, acquisition related charges, Business Separation related charges, employee separation charges, restructuring charges, amortization of actuarial losses, and gain on settlements, net	29,468	29,696	29,697	29,121	28,103	26,954	27,037	28,380
Depreciation and amortization and accretion of asset retirement obligations	11,242	9,682	8,834	9,250	10,217	10,934	11,025	11,030
Asset impairment charges	—	—		—	86,295	—	—	—
Equity-based compensation expense	1,025	1,099	777	1,011	237	784	674	688
Acquisition related charges	—	—	—	—	1	(10)	39	41
Business Separation related charges	—	—	—	—	1,358	—	—	—
Employee separation charges	271	40	2,035	—	—	—	—	—
Restructuring charges	2,981	—	—	—	—	—	—	—
Amortization of actuarial losses	445	446	445	445	—	—	—	—
Gain on settlements, net	—	(2,335)	—	—	—	—	—	—

Total Operating Expenses	45,432	38,628	41,788	39,827	126,211	38,662	38,775	40,139

Operating Income (Loss)	7,247	13,349	9,015	11,585	(75,104)	12,939	13,287	12,505

Other Income (Expenses)
Interest expense	(2,941)	(3,064)	(2,929)	(2,987)	(3,153)	(2,559)	(2,563)	(3,718)
(Loss) gain on interest rate derivatives	(1,343)	(263)	(438)	146	—	—	—	—
Other income (expense)	26	24	23	8	32	66	(7)	14

Total Other Income (Expenses)	(4,258)	(3,303)	(3,344)	(2,833)	(3,121)	(2,493)	(2,570)	(3,704)

Income (Loss) Before Income Taxes	2,989	10,046	5,671	8,752	(78,225)	10,446	10,717	8,801

Income Tax Expense (Benefit)	1,025	3,589	2,953	3,443	(16,527)	4,249	4,157	3,738

Net Income (Loss)	1,964	6,457	2,718	5,309	(61,698)	6,197	6,560	5,063
Net (Income) Loss Attributable to Noncontrolling Interests	(28)	(115)	57	(22)	35	(2)	(37)	(48)

Net Income (Loss) Attributable to Lumos Networks Corp.	$1,936	$6,342	$2,775	$5,287	$(61,663)	$6,195	$6,523	$5,015

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders (Pro Forma and Unaudited for 2011):

Earnings (loss) per share - basic (1)	$0.09	$0.30	$0.13	$0.25	$(2.96)	$0.30	$0.31	$0.24
Earnings (loss) per share - diluted (1)	$0.09	$0.30	$0.13	$0.25	$(2.96)	$0.30	$0.31	$0.24

Weighted average shares outstanding - basic (1)	21,047	20,992	20,942	20,850	20,815	20,815	20,815	20,815
Weighted average shares outstanding - diluted (1)	21,517	21,471	21,398	21,237	20,815	20,815	20,815	20,815

Cash Dividends Declared per Share - Common Stock	$0.14	$0.14	$0.14	$0.14	$0.14	$—	$—	$—

(1)	Basic earnings (loss) per share for the quarter ended December 31, 2011 is computed by dividing net loss for the quarter by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011. Diluted earnings (loss) per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities are anti-dilutive, they are excluded from the calculation of earnings per share. Prior to the Business Separation, we did not have any common stock outstanding.

Liquidity and Capital Resources

For the years ended December 31, 2012 and 2011, our working capital requirements, capital expenditures (excluding acquisitions) and cash dividends were funded by cash on hand and net cash provided from operating activities.

As of December 31, 2012, we had $394.8 million in aggregate long term liabilities, consisting of $304.3 million in borrowings under our Credit Facility ($311.0 million including the current portion) and $90.5 million in other long-term liabilities, inclusive of deferred income tax liabilities of $56.0 million, pension and other postretirement obligations of $30.4 million and other long-term liabilities of $4.1 million. Our credit agreement also includes a revolving credit facility of $60 million (the “Revolver”), approximately $56.5 million of which is available for our working capital requirements and other general corporate purposes as of December 31, 2012.

In addition to the Credit Facility, we have also entered into capital leases on vehicles and equipment with original lease terms of four to five years. In addition, we had $0.6 million of capital leases primarily on telephony equipment with the FiberNet acquisition, which were paid in full in the fourth quarter of 2012 in connection with a sale of the related assets. As of December 31, 2012, the total net present value of our future minimum lease payments is $1.2 million and the principal portion of these capital lease obligations is due as follows: $0.4 million in 2013, $0.3 million in 2014, $0.3 million in 2015, $0.2 million in 2016 and less than $0.1 million thereafter.

We have a maximum distributable amount under the terms of our credit agreement that can be used to make certain restricted payments including dividends. The distributable amount was initially set at $5 million on the date of funding and is increased every January 1st by the greater of $12 million or 75% of excess cash flow, as defined. Based on the excess cash flow calculation for the year ended December 31, 2012, the distributable amount was increased by $12 million on January 1, 2013. The distributable amount as of December 31, 2012 was $5.1 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility. As of December 31, 2012, we are in compliance with all of our debt covenants, and our ratios at December 31, 2012 are as follows:

	Actual	Covenant Requirement at December 31, 2012
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.50	Not more than 4.00
Minimum interest coverage ratio	8.00	Not less than 3.25

During the year ended December 31, 2012, net cash provided by operating activities was $72.2 million. Net income during this period was $16.4 million which included $53.3 million of depreciation, amortization, deferred taxes and other non-cash charges (net). Total net changes in operating assets and liabilities provided $2.4 million. The principal changes in operating assets and liabilities from December 31, 2011 to December 31, 2012 were as follows: accounts receivable decreased $0.2 million; current assets increased $3.5 million; changes in income taxes provided $0.1 million; accounts payable and other current liabilities increased $5.6 million (primarily related to the $2.7 million of restructuring costs accrued at December 31, 2012 and increases in operating taxes of $1.2 million).

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

Our cash flows used in investing activities for the year ended December 31, 2012 were $56.3 million, of which approximately $59.9 million was used for the purchase of property and equipment, comprised of (i) $44.7 million for success-based customer and network expansion, (ii) $7.1 million for infrastructure upgrades and network sustainment, and (iii) $8.1 million for IT and facility related projects. Our net cash flows used in investing activities for the year ended December 31, 2012 also included proceeds on the sale of the assets of the former FiberNet managed services business of $0.8 million, $2.3 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $2.3 million of the required pledged deposit, $1.4 million of capital spending on the RUS project for which RUS is obligated to reimburse us and $0.3 million used to purchase the Lumos Networks trade name (see Note 3 in Part II, Item 8. Financial Statements and Supplementary Data).

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

We currently expect capital expenditures for 2013 to be in the range of $65 million to $70 million. These capital expenditures will be targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles. Additionally, we will provide normal network facility upgrades for our RLEC and Competitive operations, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home and growth in IPTV-based video subscribers and revenues. A portion of our capital expenditures for 2013 are also expected to be devoted to internal business system upgrades and enhancements.

Net cash used in financing activities for the year ended December 31, 2012 aggregated $26.4 million, which primarily represents the following:

•	$11.5 million of repayments (net) under the revolving credit facility;

•	$2.0 million repayments on our Credit Facility;

•	$12.0 million used to pay cash dividends on our common stock;

•	$1.5 million payments under capital lease obligations; and

•	$0.6 million provided by other financing activities.

Net cash used in financing activities for the year ended December 31, 2011 aggregated $10.1 million, which primarily represents the following:

•	$340.0 million of proceeds from issuance of long-term debt;

•	$315.0 million paid to NTELOS Inc. associated with the Business Separation;

•	$14.4 million net repayments to NTELOS Inc. prior to the Business Separation;

•	$4.9 million used to pay debt issuance costs;

•	$15.5 million repayments on our Credit Facility; and

•	$0.3 million payments under capital lease obligations and $0.1 million of other financing activities.

As of December 31, 2012, we had approximately $5.3 million in cash and restricted cash and negative working capital (current assets minus current liabilities) of approximately $17.3 million. All of the cash on hand at December 31, 2012 represents previously mentioned pledge deposits for our RUS grant. We have a swingline arrangement with our primary commercial bank which is part of the total $60 million revolving credit facility. This facility is automatically drawn on or paid down based on cash inflows and outflows from our master cash account which serves to minimize the cost of capital.

Our RLEC paid dividends of $14.1 million to NTELOS Inc., a subsidiary of NTELOS, in the year ended December 31, 2011 in accordance with the requirements of NTELOS Inc.’s senior secured credit facility. After the Business Separation, the RLEC is no longer a subsidiary of NTELOS Communications Inc. and began paying intercompany dividends to us in accordance with the Credit Facility. The RLEC paid $19.4 million of dividends to us during the year ended December 31, 2012, all of which were eliminated in consolidation.

As discussed previously in Regulation and this Management’s Discussion and Analysis, certain events and actions taken by the FCC and telecommunication carriers that we interconnect with are projected to have a significant negative impact on our future cash flows from the RLEC segment. However, we believe that the growth of our cash flows in the Competitive segment will offset the decline in the RLEC cash flows over time. With our focus on strategic data products, which comprised 65% of our Competitive segment revenues and 50% of total revenues for 2012, we expect to achieve year-over-year revenue growth in 2013, which will, in turn, contribute to our overall cash flow growth.

We expect that our cash flows from operations coupled with cash available from the Revolver are sufficient to satisfy our foreseeable working capital requirements, capital expenditures, dividend payments and debt service requirements for the next 12 months. However, if we determine to increase the level of success-based capital expenditures in support of enterprise and carrier data revenue growth, we will increase borrowings against our Revolver by more than originally anticipated and could seek additional financing. We may explore financing options in 2013. We cannot be sure that we can obtain additional financing on favorable terms, if at all. Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital. If we are unable to obtain additional needed financing, it may prohibit us from making these capital expenditures or making other investments in our business, which could materially and adversely affect our results of operations by limiting our growth potential.

On February 23, 2012, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 12, 2012 to stockholders of record on March 14, 2012 and totaled $3.0 million. On April 26, 2012, our board of directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on July 12, 2012 to stockholders of record on June 14, 2012 and totaled $3.0 million. On August 2, 2012, our Board of Directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on October 12, 2012 to stockholders of record on September 14, 2012 and totaled $3.0 million. On November 1, 2012, our Board of Directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on January 11, 2013 to stockholders of record on December 14, 2012 and totaled $3.0 million. On February 27, 2013, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, to be paid on April 11, 2013.

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

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	Two to three years	Four to five years	After five years
Long-term debt obligations (1), (3)	$311,022	$7,500	$20,500	$283,022	$—
Capital lease obligations (3)	1,203	400	611	193	—
Operating lease obligations	5,376	950	1,525	1,186	1,715
Purchase obligations	$6,621	$6,621	$—	$—	$—

(1)	Represents the borrowings under the Credit Facility (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).
(2)

Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other post retirement benefit plans (see Note 11 in Part II, Item 8. Financial Statements and Supplementary Data).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercised control. All significant intercompany accounts and transactions have been eliminated.

For all periods prior to the Business Separation on October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments. These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions. We believe that these costs would not have been materially different had they been calculated on a standalone basis. However, such expenses are not indicative of the actual level of expense and exclude certain expenses that would have been incurred by us if we had operated as an independent, publicly traded company nor are they comparable to the expenses incurred in 2012. As such, the financial information herein may not necessarily reflect our financial position, results of operations, and cash flows in the future or what it would have been had we been an independent, publicly traded company through October 31, 2011.

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

We earn revenue by providing services through access to and usage of our networks. Local service and airtime revenues are recognized as services are provided. Carrier data revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale.

We periodically make claims for recovery of access charges on certain minutes of use terminated by us on behalf of other carriers. We recognize revenue in the period when it is determined that the amounts can be estimated and collection is reasonably assured.

Trade Accounts Receivable

We sell our services to business, residential and telecommunication carrier customers primarily in Virginia, West Virginia and in parts of Maryland, Pennsylvania, Ohio and Kentucky. We have credit and collection policies to maximize collection of trade receivables and we require deposits on certain sales. We maintain an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates.

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.

In 2011, the Company determined that the fair value of the RLEC segment assets, including property, plant and equipment and finite-lived intangible assets, was lower than the carrying value as a result of the revaluation of assets performed in connection with the Business Separation as of October 31, 2011. Accordingly, an impairment charge was recorded for $20.9 million ($12.7 million net of tax).

The Company believes that no impairment indicators exist as of December 31, 2012 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and franchise rights are considered to be indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. We assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

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

In 2011, we recorded a $65.4 million asset impairment charge ($53.0 million after tax) after concluding that both the RLEC goodwill and franchise rights intangible asset were fully impaired. We determined that there was no impairment of the Competitive segment goodwill in 2011.

In 2012, we adopted FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to take a qualitative approach to determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC Topic 350. After a preliminary assessment of quantitative factors we elected not to use this option for our 2012 testing and applied the two-step quantitative process as described above. Based on the results of this annual impairment testing performed as of October 1, 2012, we determined that the fair value of the Competitive segment reporting unit substantially exceeds its carrying amount and that no impairment exists.

Pension Benefits and Retirement Benefits Other Than Pensions

We sponsor a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed by NTELOS Inc. prior to October 1, 2003. The Pension Plan was closed to NTELOS Inc. employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.

Effective December 31, 2012, the Company froze the Pension Plan in conjunction with a cost reduction plan that was announced in mid-December 2012 and also included an employee reduction-in-force and consolidation of certain facilities. As such, no further benefits will be accrued by plan participants for services rendered after this date.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future. Also, we have nonqualified pension plans that are accounted for similar to its Pension Plan.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with IFRS 13, Fair Value Measurement, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance on how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. This ASU was effective for the Company as of January 1, 2012. This pronouncement did not have a material impact on our valuation techniques and related inputs.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU was effective for the Company as of January 1, 2012. We have complied with the requirements of this pronouncement by providing a consolidated statement of comprehensive income (loss), which follows the consolidated statement of operations in this annual report on Form 10-K.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This ASU was effective for the Company as of January 1, 2012. We considered the provisions of this ASU during our annual goodwill impairment testing performed as of October 1, 2012, however there were no significant changes to our methods employed or the conclusions reached as a result of adopting this standard in 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates. We paid the $177.1 million balance due to NTELOS Inc. on the effective date of the Business Separation (October 31, 2011) by entering into the $370 million post-Business Separation credit facility. As of December 31, 2012, $311.0 million was outstanding under our Credit Facility. As of December 31, 2012, we had a leverage ratio of 3.50:1.00 and an interest coverage ratio 8.00:1.00, both of which are favorable to any future covenant requirement. We have other fixed rate, long-term debt in the form of capital leases totaling $1.2 million as of December 31, 2012.

Under the terms of our Credit Facility, we were required to enter into an interest rate hedge for three years on 50% of the term loans (approximately $154 million). In February 2012, we entered into a 3% interest rate CAP for February 2012 through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby we swap three-month LIBOR with a fixed rate of approximately 0.8% on 50% of the term loan balances outstanding. We will be exposed to interest rate risk on the remaining 50% of the term loan balances and 100% of the revolver outstanding balance. We do not purchase or hold any financial derivative instruments for trading purposes. We recorded losses of $1.9 million due to the change in the market value of the interest rate derivatives between inception in February 2012 and December 31, 2012.

At December 31, 2012, our financial assets in the combined balance sheets included unrestricted cash of less than $0.1 million. Other securities and investments totaled $0.5 million at December 31, 2012.

The following sensitivity analysis indicates the impact at December 31, 2012, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$311,022	$320,739	$321,735	$319,722
Capital lease obligations	$1,203	$1,203	$1,324	$1,083

Item 8.	Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited Lumos Networks Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lumos Networks Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lumos Networks Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumos Networks Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 8, 2013

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2012	December 31, 2011
Assets

Current Assets
Cash	$2	$10,547
Restricted cash	5,303	7,554
Accounts receivable, net of allowance of $1,822 ($2,822 in 2011)	22,676	23,555
Other receivables	2,400	2,390
Income tax receivable	954	—
Prepaid expenses and other	5,136	2,278

Total Current Assets	36,471	46,324

Securities and Investments	462	128

Property, Plant and Equipment
Land and buildings	19,489	22,833
Network plant and equipment	419,176	365,101
Furniture, fixtures and other equipment	22,070	13,069

Total in service	460,735	401,003
Under construction	19,764	18,200

	480,499	419,203
Less accumulated depreciation	143,910	119,245

Total Property, Plant and Equipment, net	336,589	299,958

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $72,876 ($61,742 in 2011)	34,895	45,696
Deferred charges and other assets	4,448	6,197

Total Other Assets	139,640	152,190

Total Assets	$513,162	$498,600

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$7,900	$2,679
Accounts payable	17,453	12,432
Dividends payable	3,013	2,980
Advance billings and customer deposits	13,527	12,623
Accrued compensation	1,742	2,832
Accrued operating taxes	3,838	2,624
Other accrued liabilities	6,284	3,262

Total Current Liabilities	53,757	39,432

Long-term Liabilities
Long-term debt	304,325	323,897
Retirement benefits	30,413	35,728
Deferred income taxes	55,956	41,204
Other long-term liabilities	3,500	5,028
Income tax payable	609	484

Total Long-term Liabilities	394,803	406,341

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	—	—
Common stock, par value $0.01 per share, authorized 55,000 shares; 21,610 shares issued and 21,498 shares outstanding (21,235 shares issued and 21,170 shares outstanding in 2011)	216	212
Additional paid in capital	129,570	126,427
Treasury stock, 112 shares at cost (65 shares in 2011)	—	—
Accumulated deficit	(53,060)	(57,416)
Accumulated other comprehensive loss	(12,676)	(16,840)

Total Lumos Networks Corp. Stockholders’ Equity	64,050	52,383
Noncontrolling Interests	552	444

Total Equity	64,602	52,827

Total Liabilities and Equity	$513,162	$498,600

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010

Operating Revenues	$206,871	$207,414	$145,964

Operating Expenses
Cost of sales and services (exclusive of items shown separately below)	80,520	78,484	46,407
Customer operations	21,886	19,551	13,243
Corporate operations	23,615	16,251	13,809
Depreciation and amortization	38,884	43,090	31,365
Asset impairment charge	—	86,295	—
Accretion of asset retirement obligations	124	116	11
Restructuring charges	2,981	—	—
Gain on settlements, net	(2,335)	—	—

Total Operating Expenses, net	165,675	243,787	104,835

Operating Income (Loss)	41,196	(36,373)	41,129

Other Income (Expenses)
Interest expense	(11,921)	(11,993)	(5,752)
Loss on interest rate derivatives	(1,898)	—	—
Other income, net	81	105	43

Total Other Expenses, net	(13,738)	(11,888)	(5,709)

Income (Loss) Before Income Tax Expense	27,458	(48,261)	35,420

Income Tax Expense (Benefit)	11,010	(4,383)	14,477

Net Income (Loss)	16,448	(43,878)	20,943

Net Income Attributable to Noncontrolling Interests	(108)	(52)	(119)

Net Income (Loss) Attributable to Lumos Networks Corp.	$16,340	$(43,930)	$20,824

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Lumos Networks Corp.
(Pro Forma and Unaudited for 2011)

Earnings (loss) per share-basic	$0.78	$(2.11)
Earnings (loss) per share-diluted	$0.76	$(2.11)

Weighted average shares outstanding - basic	20,958	20,815
Weighted average shares outstanding - diluted	21,407	20,815

Cash Dividends Declared per Share - Common Stock	$0.56	$0.14

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net Income (Loss)	$16,448	$(43,878)	$20,943

Other Comprehensive Income (Loss), Net of Tax:

Net unrecognized gain (loss) from defined benefit plans, net of $1,958, $(1,813) and $0 of deferred income tax liability (asset) for the years ended December 31, 2012, 2011 and 2010, respectively	3,076	(2,847)	—

Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $693, $77 and $0 of deferred income tax asset for the years ended December 31, 2012, 2011 and 2010, respectively	1,088	120	—

Other Comprehensive Income (Loss), Net of Tax	4,164	(2,727)	—

Total Comprehensive Income (Loss)	20,612	(46,605)	20,943

Less: Comprehensive Income Attributable to Noncontrolling Interests	(108)	(52)	(119)

Comprehensive Income (Loss) Attributable to Lumos Networks Corp.	$20,504	$(46,657)	$20,824

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$16,448	$(43,878)	$20,943
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,750	27,703	22,738
Amortization	11,134	15,387	8,627
Accretion of asset retirement obligations	124	116	11
Asset impairment charge	—	86,295	—
Deferred income taxes	10,514	(8,110)	3,463
Loss on interest rate swap derivatives	1,898	—	—
Equity-based compensation expense	3,912	2,383	1,529
Amortization of loan origination costs	812	132	—
Gain on settlement	(3,035)	—	—
Retirement benefits, net of contributions and distributions	665	(4,059)	(2,156)
Excess tax benefits from share-based compensation	(428)	—	—
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	218	(2,082)	1,175
(Increase) decrease in other current assets	(3,503)	297	(320)
Changes in income taxes	99	3,727	593
Increase in accounts payable	1,946	425	901
Increase in other current liabilities	3,661	4,572	1,473

Net cash provided by operating activities	72,215	82,908	58,977

Cash flows from investing activities
Purchases of property, plant and equipment	(59,881)	(61,536)	(40,254)
Broadband network expansion funded by stimulus grant	(1,351)	(2,248)	(692)
Proceeds from disposal of managed services business	750	—	—
Purchase of FiberNet, net of cash acquired of $221 and working capital and other adjustments of $6,440	—	—	(162,283)
Change in restricted cash	2,251	508	(8,062)
Cash reimbursement received from broadband stimulus grant	2,251	508	—
Purchase of tradename asset	(333)	—	—
Other	(26)	—	—

Net cash used in investing activities	(56,339)	(62,768)	(211,291)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	310,000	—
Proceeds from issuance of revolving credit facility	—	30,000	—
Payment of debt issuance costs	—	(4,854)	—
Cash paid to NTELOS Inc. associated with the Business Separation	—	(315,000)	—
Payments on senior secured term loans	(2,000)	(500)	—
Payments on revolving credit facility	(11,478)	(15,000)	—
Cash dividends paid on common stock	(11,951)	—	—
(Payment to) borrowings from NTELOS Inc., net	—	(14,357)	153,106
Payments under capital lease obligations	(1,542)	(317)	(306)
Proceeds from employee stock purchase plan	122	—	—
Excess tax benefits from share-based compensation	428	—	—
Other	—	(54)	—

Net cash (used in) provided by financing activities	(26,421)	(10,082)	152,800

(Decrease) increase in cash	(10,545)	10,058	486
Cash:
Beginning of period	10,547	489	3

End of period	$2	$10,547	$489

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Business Equity	Total Lumos Networks Corp. Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	—	—	$—	$—	$—	$—	$—	$272,681	$272,681	$273	$272,954
Net income attributable to Lumos Networks Corp.								20,824	20,824		20,824
Equity-based compensation expense								1,529	1,529		1,529
Dividends paid to NTELOS Communications, Inc.								(29,240)	(29,240)		(29,240)
Net income attributable to noncontrolling interests										119	119

Balance, December 31, 2010	—	—	—	—	—	—	—	265,794	265,794	392	266,186

Allocation of beginning of year business equity in connection with the Business Separation				262,155		3,639		(265,794)	—		—
Spin-off from NTELOS Holdings Corp.	21,223		212	(138,107)			(14,113)		(152,008)		(152,008)
Net loss attributable to Lumos Networks Corp.						(43,930)			(43,930)		(43,930)
Other comprehensive loss, net of tax							(2,727)		(2,727)		(2,727)
Equity-based compensation expense				1,694					1,694		1,694
Restricted shares issued, shares issued through the employee stock purchase plan and 401(k) matching contributions and stock options exercised (net of shares reacquired through restricted stock forfeits)	12	65		685					685		685
Cash dividends declared ($0.14 per share)						(2,980)			(2,980)		(2,980)
Dividends paid to NTELOS Communications, Inc.						(14,145)			(14,145)		(14,145)
Net income attributable to noncontrolling interest										52	52

Balance, December 31, 2011	21,235	65	212	126,427	—	(57,416)	(16,840)	—	52,383	444	52,827

Adjustments related to spin-off from NTELOS Holdings Corp.				(1,337)					(1,337)		(1,337)
Net income attributable to Lumos Networks Corp.						16,340			16,340		16,340
Other comprehensive income, net of tax							4,164		4,164		4,164
Equity-based compensation expense				3,065					3,065		3,065
Adjustments to excess tax benefit from stock-based compensation				428					428		428
Restricted shares issued, shares issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	375	47	4	987					991		991
Cash dividends declared ($0.56 per share)						(11,984)			(11,984)		(11,984)
Net income attributable to noncontrolling interests									—	108	108

Balance, December 31, 2012	21,610	112	$216	$129,570	$—	$(53,060)	$(12,676)	$—	$64,050	$552	$64,602

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Lumos Networks Corp.

Note 1.	Organization

Lumos Networks is a fiber-based network service provider in the Mid-Atlantic region with a network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky. We serve carrier, business and residential customers over our fiber network offering data, voice and IP services. Our principal products and services include metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network, high-capacity private line and wavelength services, which provide a means to efficiently utilize fiber in broadband applications and provide high-capacity bandwidth, IP services and business and residential telephone local and long-distance services.

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

On December 1, 2010, the Company acquired from One Communications Corp. (“OCC”) all of the membership interest of Mountaineer Telecommunication, LLC (hereinafter referred to as “FiberNet”) for net cash consideration at closing of $162.5 million. FiberNet is a facility-based Competitive Local Exchange Carrier (“CLEC”) headquartered in Charleston, West Virginia. FiberNet offers voice, data, and IP-based services in West Virginia and portions of Ohio, Maryland, Pennsylvania, Virginia and Kentucky and had approximately 30,000 customer accounts as of the acquisition date and has an extensive fiber network. The FiberNet network provides enhancements that add diversity and capacity to the Company’s combined network of approximately 5,800 route-miles and the increased density provides immediate access to more enterprise customers in new tier two and tier three markets. NTELOS Inc. funded the acquisition through a combination of a $125 million incremental term loan under its existing senior secured credit facility and cash on hand. The $162.5 million net cash outlay for this purchase transaction was funded by Lumos Networks through an increase to its intercompany obligation with NTELOS Inc., which obligation was settled on October 31, 2011 through the aforementioned $315 million cash payment to NTELOS. Under the terms of the purchase agreement, $5.0 million of the purchase price was put in escrow. All outstanding matter related to the acquisition have been settled between the parties and escrow funds released as of December 31, 2012. The Company finalized its acquisition accounting related to the purchase of FiberNet and recorded necessary purchase accounting adjustments prior to December 1, 2011.

In the fourth quarter of 2012, the Company sold the assets comprising the former managed services business of FiberNet to an unrelated third-party for a total purchase price of $1.0 million, $0.8 million of which was received in cash upon consummation of the sale and the remaining $0.2 million was placed in escrow in accordance with the terms of the agreement.

Note 2.	Relationship with NTELOS

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward. These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement. During the years ended December 31, 2012 and 2011, the net expense to the Company related to the transition services agreement was $1.5 million and $0.4 million, respectively. See Note 14 regarding related party transactions with NTELOS.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Additionally, the financial information for 2011 and 2010 included herein may not necessarily reflect the Company’s financial position, results of operations and cash flows in the future or what the Company’s financial position, results of operations and cash flows would have been had Lumos Networks been an independent, publicly traded company prior to the Business Separation on October 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercised control. All significant intercompany accounts and transactions have been eliminated.

For all periods prior to the Business Separation on October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the Competitive and RLEC wireline segments. These financial results as of and for the periods prior to the date of the Business Separation have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments. These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions and executive management. These additional expenses for the ten months ended October 31, 2011 were $2.6 million and for the year ended December 31, 2010 were $5.1 million (inclusive of $2.8 million of acquisition-related costs). The Company believes that these costs would not have been materially different had they been calculated on a standalone basis. However, such costs are not indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company nor are they comparable to the expenses incurred in 2012.

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

The Company earns revenue by providing services through access to and usage of its networks. Local service revenues are recognized as services are provided. Carrier data revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers. Revenues for equipment sales are recognized at the point of sale.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period when it is determined that the amounts can be estimated and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks. At times, such investments may be in excess of the FDIC insurance limit. At December 31, 2012 and 2011, the Company did not have any cash equivalents.

As of December 31, 2012, all of the Company’s cash was held in non-interest bearing deposit accounts. Total interest income related to cash was negligible for the years ended December 31, 2012, 2011 and 2010.

The Company utilizes a zero balance arrangement for its master cash account against a swingline facility that the Company has with its primary commercial bank. As of December 31, 2012, the Company reclassified its book overdraft related to this master cash account of $1.8 million to Accounts Payable on the consolidated balance sheet. The Company has classified this overdraft in cash flows from operating activities on the consolidated statement of cash flows for the year ended December 31, 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia. The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government. The project is expected to be completed before September 30, 2015. The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements. The Company received $2.3 million in the year ended December 31, 2012 and $0.5 million in 2011 for the reimbursable portion of the qualified recoverable expenditures to date. The Company has a $1.5 million receivable for the reimbursable portion of the qualified recoverable expenditures through December 31, 2012. At December 31, 2012, the Company’s pledged account balance was $5.3 million. This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to commercial and residential end-users and to other communication carriers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky. The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales. The Company maintains an allowance for doubtful accounts based on historical results, current and expected trends and changes in credit policies. Management believes the allowance adequately covers all anticipated losses with respect to trade receivables. Actual credit losses could differ from such estimates. The Company includes bad debt expense in customer operations expense in the consolidated statements of operations. Bad debt expense for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $1.0 million and $0.3 million, respectively. The Company’s allowance for doubtful accounts was $1.8 million and $2.8 million as of December 31, 2012 and 2011, respectively.

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35. Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets. If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.

In 2011, the Company determined that the fair value of the RLEC segment assets, including property, plant and equipment and finite-lived intangible assets, was lower than the carrying value as a result of the revaluation of assets performed in connection with the Business Separation as of October 31, 2011. An impairment charge was recorded for $20.9 million ($12.7 million net of tax), which is included in the line item “asset impairment charges” on the consolidated statement of operations for the year ended December 31, 2011. The allocation of the impairment charge was as follows:

(In thousands)	2011
Property, plant and equipment	$16,032
Customer intangible	4,661
Trademark	164

Total impairment	$20,857

The Company believes that no impairment indicators exist as of December 31, 2012 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations. At December 31, 2012, the Company revised the useful lives of certain leasehold improvements as a result of the termination of a building lease. The Company recognized accelerated depreciation costs of $1.4 million in the fourth quarter of 2012 as a result of this change in estimate.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets. At December 31, 2012 and 2011, other intangibles were comprised of the following:

		2012		2011
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(69,734)	$103,153	$(59,286)
Trademarks	0.5 to 15 yrs	3,518	(2,042)	3,186	(1,884)
Non-compete agreement	2 yrs	1,100	(1,100)	1,100	(572)

Total		$107,771	$(72,876)	$107,439	$(61,742)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate. The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations. The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2012, 2011 or 2010. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $11.1 million, $15.4 million and $8.6 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2013	$9,665	$159	$9,824
2014	9,028	159	9,187
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and franchise rights are considered to be indefinite-lived intangible assets. Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.

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

In 2011, based on its ASC 360-10-35 testing, the Company determined that both the goodwill and the franchise rights for the RLEC segment were fully impaired. As a result, the Company recorded a $65.4 million asset impairment charge ($53.0 million after tax), which is included in the line item “asset impairment charges” on the consolidated statement of operations for the year ended December 31, 2012. The Company determined that there was no impairment of the Competitive segment goodwill in 2011 as the fair value of the reporting unit substantially exceeded its carrying value.

In 2012, the Company adopted FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to take a qualitative approach to determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC Topic 350. After a preliminary assessment of quantitative factors the Company elected not to use this option for our 2012 testing and applied the two-step quantitative process as described above. Based on the results of this annual impairment testing performed as of October 1, 2012, the Company determined that the fair value of the Competitive segment reporting unit substantially exceeds its carrying amount and that no impairment exists.

The following table presents the activity in goodwill for the years ended December 31, 2012 and 2011.

	2012			2011
(In thousands)	Gross Goodwill	Accumulated Impairment Loss	Net Goodwill	Gross Goodwill	Accumulated Impairment Loss	Net Goodwill
Beginning balance	$133,735	$(33,438)	$100,297	$133,735	$—	$133,735
Impairment of goodwill in the RLEC segment	—	—	—	—	(33,438)	(33,438)

Ending balance	$133,735	$(33,438)	$100,297	$133,735	$(33,438)	$100,297

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

Included in certain of the franchise ordinances under which the RLECs and CLECs operate are clauses that require the removal of the RLEC’s and CLEC’s equipment at the termination of the franchise agreement. The Company has not recognized an asset retirement obligation for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2012 and 2011:

(In thousands)	2012	2011
Asset retirement obligations, beginning	$1,114	$1,070
Additional asset retirement obligations recorded, net of adjustments in estimates	(2)	(72)
Accretion of asset retirement obligations	124	116

Asset retirement obligations, ending	$1,236	$1,114

Deferred Financing Costs

The Company incurred and paid $4.9 million of issuance costs related to the $370 million post-Business Separation credit facility, which was funded in 2011. These costs were deferred and are being amortized over the life of the related debt instrument using the effective interest method (Note 5). No such costs were incurred in 2012.

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within customer operations expenses in the consolidated statements of operations). Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $0.9 million and $0.5 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) that was established on the date of the Business Separation from NTELOS when the Company assumed its portion of the assets and liabilities for the pension benefits of its employees. The Pension Plan covers all employees who meet eligibility requirements and were employed by NTELOS prior to October 1, 2003. The Pension Plan was closed to employees hired by NTELOS on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, the Company made the decision to freeze the Pension Plan. As such, no further benefits will be accrued by participants for services rendered beyond this date.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future. Also, Lumos Networks has nonqualified pension plans that are accounted for similar to its Pension Plan.

The Company also provides certain health care and life benefits for retired employees that meet eligibility requirements. The Company has two qualified nonpension postretirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is also contributory. These obligations, along with all of the pension plans and other post retirement benefit plans, are assumed by the Company. In connection with the Business Separation, NTELOS transferred the portion of the accumulated postretirement benefit obligation. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

The Company sponsors a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees. In connection with the Business Separation, NTELOS transferred to the Company’s 401(k) plan an amount equal to the account balances of the Company’s employees and former employees in NTELOS’s 401(k) plan. Each of the Company’s participating employees was credited for all service accrued with NTELOS prior to such transfer for all purposes under the Company’s 401(k) plan. The Company’s policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation. Company contributions vest after two years of service.

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. Prior to the Business Separation, the Company’s income taxes were included in the NTELOS consolidated federal income tax return and certain unitary or consolidated state income tax returns of NTELOS Holdings Corp. However, the Company’s income taxes were calculated and provided for on an “as if separate” tax return basis.

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

Equity awards prior to the Business Separation were granted in NTELOS stock instruments and the related expense was allocated to the Company. Unvested NTELOS stock instruments were converted to commensurate Lumos Networks stock instruments in connection with and at the time of the Business Separation. The fair value of the common stock options granted during the years ended December 31, 2012, 2011 and 2010 was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terms.

Total equity-based compensation expense related to all of the share-based awards (Note 9) for the years ended December 31, 2012, 2011 and 2010 and the Company’s 401(k) matching contributions was allocated as follows:

(In thousands)	2012	2011	2010
Cost of sales and services	$645	$314	$230
Customer operations	712	419	297
Corporate operations	2,555	1,650	1,002

Equity-based compensation expense	$3,912	$2,383	$1,529

Future charges for equity-based compensation related to instruments outstanding at December 31, 2012 for the years 2013 through 2017 are estimated to be $2.1 million, $2.1 million, $1.2 million, $0.1 million and $0.1 million, respectively.

Pro Forma Earnings (Loss) per Share (Unaudited)

The Company computes earnings (loss) per share based on the weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Prior to November 1, 2011, the Company did not have any common stock outstanding and therefore, pro forma earnings (loss) per share for 2011 is calculated based on the two month period beginning November 1, 2011 and ending December 31, 2011 and is not applicable for 2010.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply this ASU retrospectively. This ASU was effective for the Company as of January 1, 2012. We have complied with the requirements of this pronouncement by providing a consolidated statement of comprehensive income (loss), which follows the consolidated statement of operations in this annual report on Form 10-K.

Note 4.	Disclosures About Segments of an Enterprise and Related Information

The Company manages its business with separate products and services in two segments as described below.

Competitive: The Company directly or indirectly owns approximately 5,800 long-haul miles of fiber optic network which it utilizes to provide broadband services to enterprise, carrier and residential customers primarily in Virginia and West Virginia and portions of Pennsylvania, Maryland and Kentucky. The Competitive segment derives revenue from three major product families: strategic data, legacy voice and access. Strategic data products include enterprise data (dedicated internet, metro Ethernet, and private line), carrier data (transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, and IP-based video). Legacy voice includes local lines, PRI, long distance and legacy dial-up Internet services products. Access primarily includes switched access and reciprocal compensation. As noted in the RLEC section below, revenue and operating expenses from services sold in the RLEC service areas that relate to unregulated services are reported in the Competitive segment. The Competitive segment pays the RLEC tariff and prevailing market rates for these services, the revenue and expense of which are eliminated in consolidation.

RLEC: The Company has two RLEC businesses subject to the regulations of the State Corporation Commission of Virginia. These businesses serve several areas in western Virginia, are fully integrated and are managed as one consolidated operation. The RLEC segment derives revenue from two key product families: legacy voice (primarily local service and features, toll and directory advertising) and access. The RLEC also provides IP-based video services and high speed broadband Internet to customers in areas where it has deployed fiber to the home. Revenues and operating expenses related to video and Internet services are reported in the Competitive segment.

Revenues from Verizon accounted for approximately 10% of the Company’s total revenue for the year ended December 31, 2012 and 9% and 12% of the Company’s total revenue for the years ended December 31, 2011 and 2010, respectively. Revenue from Verizon was derived from RLEC and Competitive segments’ access products.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

(In thousands)	Competitive	RLEC	Eliminations	Total
As of and for the year ended December 31, 2012
Operating revenues	$157,720	$49,151	$—	$206,871

Intersegment revenues (1)	967	4,862	(5,829)	—

Depreciation and amortization	26,341	12,543	—	38,884

Operating income	25,257	15,939	—	41,196

Adjusted EBITDA (2)	57,718	31,171	—	88,889

Capital expenditures	52,582	7,299	—	59,881

Goodwill	100,297	—	—	100,297

Total assets	$402,249	$110,913	$—	$513,162

(In thousands)	Competitive	RLEC	Eliminations	Total
As of and for the year ended December 31, 2011
Operating revenues	$154,397	$53,017	$—	$207,414

Intersegment revenues (1)	644	4,632	(5,276)	—

Depreciation and amortization	29,487	13,603	—	43,090

Operating income (loss)	29,955	(66,328)	—	(36,373)

Adjusted EBITDA (2)	62,098	34,842	—	96,940

Capital expenditures	45,720	15,816	—	61,536

Goodwill	100,297	—	—	100,297

Total assets	$355,979	$142,621	$—	$498,600

(In thousands)	Competitive	RLEC	Eliminations	Total
For the year ended December 31, 2010
Operating revenues	$88,471	$57,493	$—	$145,964

Intersegment revenues (1)	1,036	4,254	(5,290)	—

Depreciation and amortization	17,263	14,102	—	31,365

Operating income	16,208	24,921	—	41,129

Adjusted EBITDA (2)	37,316	39,738	—	77,054

Capital expenditures	$27,950	$12,304	$—	$40,254

(1)

Intersegment revenues consist primarily of telecommunications services such as local exchange services, inter-city and local transport voice and data services, and leasing of various network elements. Intersegment revenues are primarily recorded at tariff and prevailing market rates.

(2)

The Company evaluates performance based upon Adjusted EBITDA, defined by the Company as net income (loss) attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity based compensation charges, acquisition related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring related charges, gain or loss on settlements and gain or loss on interest rate derivatives.

The following table provides a reconciliation of operating income (loss) to Adjusted EBITDA by reportable segment, as defined by the Company, for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	Competitive	RLEC	Total
For the year ended December 31, 2012
Operating income	$25,257	$15,939	$41,196
Depreciation and amortization and accretion of asset retirement obligations	26,439	12,569	39,008

Sub-total:	51,696	28,508	80,204
Amortization of actuarial losses	1,336	445	1,781
Equity based compensation	2,895	1,017	3,912
Employee separation charges (1)	1,759	587	2,346
Restructuring charges (2)	1,784	1,197	2,981
Gain on settlements, net (3)	(1,752)	(583)	(2,335)

Adjusted EBITDA	$57,718	$31,171	$88,889

(In thousands)	Competitive	RLEC	Total
For the year ended December 31, 2011
Operating income (loss)	$29,955	$(66,328)	$(36,373)
Depreciation and amortization and accretion of asset retirement obligations	29,579	13,627	43,206

Sub-total:	59,534	(52,701)	6,833
Asset impairment charges	—	86,295	86,295
Equity based compensation	1,474	909	2,383
Business separation charges (4)	1,019	339	1,358
Acquisition related charges (5)	71	—	71

Adjusted EBITDA	$62,098	$34,842	$96,940

(In thousands)	Competitive	RLEC	Total
For the year ended December 31, 2010
Operating Income	$16,208	$24,921	$41,129
Depreciation and amortization and accretion of asset retirement obligations	17,272	14,104	31,376

Sub-total:	33,480	39,025	72,505
Equity based compensation	816	713	1,529
Acquisition related charges (5)	3,020	—	3,020

Adjusted EBITDA	$37,316	$39,738	$77,054

(1)

Employee separation charges include employee separation benefits which were provided for in the separation agreements of two executive officers who left the Company in April and December 2012. These charges are included in corporate operations expense on the condensed consolidated statement of operations.

(2)

In the fourth quarter of 2012, the Company announced a cost reduction plan involving an employee reduction-in-force, consolidation of certain facilities and freezing benefits under certain postretirement plans. Restructuring charges of $3.0 million were recognized in 2012 in connection with this plan (Note 12).

(3)

The net pre-tax gain on settlements was recognized in the third quarter of 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (Note 13).

(4)

Business Separation charges include audit, legal and other professional fees incurred during the period related to the Company’s separation from NTELOS Holdings Corp. into a separate publicly traded company (Note 1). These charges are included in corporate operations expense on the statement of operations.

(5)

Acquisition related charges include legal and other professional fees incurred during 2010 and 2011 related to the Company’s acquisition of the FiberNet business from One Communications Corp., which closed on December 1, 2010.

Note 5.	Long-Term Debt

As of December 31, 2012 and 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	2012	2011
Credit facility	$311,022	$324,500
Capital lease obligations	1,203	2,076

	312,225	326,576

Less: current portion of long-term debt	7,900	2,679

	$304,325	$323,897

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”). Funding under the Credit Facility occurred upon the effective date of the Business Separation, which was October 31, 2011. The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $3.5 million of which was outstanding as of December 31, 2012; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the Business Separation and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the Business Separation date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the Business Separation. Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver and the Term Loan A and LIBOR plus 3.50% for the Term Loan B. The Credit Facility does not require a minimum LIBOR rate. The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements. At December 31, 2012, Lumos Networks’ leverage ratio (as defined under the credit agreement) was 3.50:1.00 and its interest coverage ratio was 8.00:1.00. The Credit Facility requires that the leverage ratio not exceed 4.00:1.00 through September 30, 2014 (and 3.75:1.00 thereafter) and the interest coverage ratio not be less than 3.25:1:00. The Credit Facility also sets a maximum distributable amount that limits restricted payments, including the payment of dividends. The initial distributable amount was set at $5 million at the date of funding and, on January 1, 2012, the distributable amount was increased by $12 million. For each year thereafter the amount will be increased by the greater of $12 million or 75% of free cash flow (as defined under the credit agreement). Based on the excess cash flow calculation for the year ended December 31, 2012, the distributable amount was increased by $12 million on January 1, 2013. The distributable amount is reduced by any restricted payments including dividend payments. The distributable amount as of December 31, 2012 was $5.1 million.

Under the terms of the Credit Facility, the Company was required to enter into an interest rate hedge for three years on 50% of the term loans outstanding early in the first quarter of 2012. In February 2012, the Company entered into a 3% interest rate cap through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby the Company swaps three-month LIBOR with a fixed rate of approximately 0.8%. The Company recognized a $1.9 million loss on derivative instruments as a result of changes in the fair value of the interest rate swap during the year ended December 31, 2012.

In connection with entering into the Credit Facility, the Company has deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method. Amortization of these costs for the year ended December 31, 2012 was $0.8 million.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above. The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members. Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks. The current patronage credit percentages are 65% in cash and 35% in equity. These credits are recorded in the consolidated statement of operations as an offset to interest expense. The Patronage credits for the year ended December 31, 2012 were $1.0 million.

The aggregate maturities of the Term Loan A and Term Loan B are $7.5 million per year in 2013 and 2014, $13.0 million in 2015, $90.0 million in 2016, $189.5 million in 2017. The revolver is payable in full in 2016.

The Company’s blended average interest rate on its long-term debt for the year ended December 31, 2012 was 3.79%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has entered into capital leases on vehicles with original lease terms of four to five years. In addition, the Company had $0.6 million of capital leases on telephony equipment assumed in a prior acquisition, which were paid in full in the fourth quarter of 2012 in connection with a sale of the related assets. At December 31, 2012, the carrying value and accumulated depreciation of these assets was $2.5 million and $1.4 million, respectively. As of December 31, 2012, the total net present value of the Company’s future minimum lease payments was $1.2 million. As of December 31, 2012, the principal portion of these capital lease obligations was due as follows: $0.4 million in 2013, $0.3 million in 2014, $0.3 million in 2015, $0.2 million in 2016 and less than $0.1 million thereafter.

Note 6.	Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Cash payments for:
Interest (net of amounts capitalized)	$11,972	$2,261	$29
Income taxes	1,892	87	263
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	6,621	2,900	2,492
Borrowings under capital leases	380	990	498
Dividends paid through increase in borrowings from NTELOS Inc.	—	14,145	29,240
Dividend declared not paid	$3,013	$2,980	$—

The amount of interest capitalized was $0.1 million, less than $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The net assets acquired by Lumos Networks in the Business Separation were effectively settled with the $315 million cash payment from Lumos Networks to NTELOS on October 31, 2011 (Note 2). Of this payment, $177.1 million represented the payoff of intercompany debt owed to NTELOS and the transfer of assets and liabilities between NTELOS and the subsidiaries of NTELOS that now comprise Lumos Networks.

Note 7.	Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds. Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost which approximates fair value because of the short-term maturity of these instruments. The fair value of the senior credit facility was estimated based on an analysis of the forward-looking interest rates as of December 31, 2012, compared to the forward looking interest rates at inception, assuming no change in the credit profile of the Company or market demand for similar instruments. The Company’s valuation technique for this instrument is considered to be a level three fair value measurement within the fair value hierarchy described in FASB ASC 820. The fair values of the derivative instruments (Note 5) were derived based on quoted trading prices obtained from the administrative agents as of December 31, 2012. The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820. The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table indicates the difference between face amount, carrying amount and fair value of the Company’s financial instruments at December 31, 2012 and 2011.

(In thousands)	Face Amount		Carrying Amount	Fair Value
December 31, 2012
Financial assets:
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		462	N/A
Financial liabilities:
Senior credit facility	311,022		311,022	320,739
Capital lease obligations	1,203		1,203	1,203
Derivatives related to debt:
Interest rate swap liability	153,750	*	1,871	1,871

December 31, 2011
Financial assets:
Cash	$10,547		$10,547	$10,547
Long-term investments for which it is not practicable to estimate fair value	N/A		128	N/A
Financial liabilities:
Senior credit facility	324,500		324,500	324,500
Capital lease obligations	$2,076		$2,076	$2,076

*	notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.4 million as of December 31, 2012 represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank. This investment is carried under the cost method.

Note 8.	Stockholders’ Equity

On February 27, 2013, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on April 11, 2013 to stockholders of record on March 13, 2013.

Prior to the Business Separation, the Company did not have any common stock outstanding. As such, basic loss per share for the year ended December 31, 2011 is computed on a pro forma basis by dividing net loss by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011, as if such shares had been outstanding for the entire year. Diluted loss per share is calculated in a similar manner, but includes the dilutive effect of actual stock options and restricted shares outstanding as of December 31, 2011. Since these securities are anti-dilutive, they are excluded from the calculation of loss per share at December 31, 2011.

The computations of basic and diluted earnings per share for the year ended December 31, 2012 and the unaudited computation of pro forma basic and diluted loss per share for the year ended December 31, 2011 are as follows:

(In thousands)	2012	Pro Forma 2011 (Unaudited)
Numerator:
Income (loss) applicable to common shares for earnings-per-share computation	$16,340	$(43,930)

Denominator:
Total shares outstanding	21,498	21,170
Less: unvested shares	(342)	(352)
Less: effect of calculating weighted average shares	(198)	(3)

Denominator for basic earnings per common share-weighted average shares outstanding	20,958	20,815
Plus: weighted average unvested shares	434	—
Plus: common stock equivalents of stock options outstanding	15	—

Denominator for diluted earnings per common share-weighted average shares outstanding	21,407	20,815

For the year ended December 31, 2012, the denominator for diluted earnings per common share excludes 1,546,900 shares related to stock options which would be antidilutive for the period. For the year ended December 31, 2011, the denominator for diluted loss per common share is equal to the denominator for basic loss per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive (416,417 at December 31, 2011).

Note 9.	Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents. The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000. As of December 31, 2012, 1,475,441 securities remained available for issuance under the Equity and Cash Incentive Plan. Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

The Company issued 863,004 stock options and 313,703 shares of restricted stock under the Equity and Cash Incentive Plan during the year ended December 31, 2012. The options issued under the Employee Equity and Cash Incentive Plan generally vest one-fourth annually beginning one year after the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors. The restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors. Dividend rights applicable to restricted stock are equivalent to the Company’s common stock.

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

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model and the assumptions noted in the table below. The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options. The Company uses peer group and other publicly available market data to estimate volatility assumptions as the Company was not publicly traded until November 2011 and does not have an adequate trading history to estimate its actual volatility. The expected option life represents the period of time that the options granted are expected to be outstanding. The expected dividend yield is estimated based on the Company’s expected dividend yields at the date of the grant.

The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2012 was $2.34. The weighted-average grant date fair value per share of stock options granted subsequent to the Business Separation through December 31, 2011 was $3.95. The following weighted-average assumptions were used in estimating the grant date fair value of these awards:

	Year Ended December 31, 2012	November 1, 2011 through December 31, 2011
Risk-free interest rate	1.40%	1.55%
Expected volatility	43.42%	34.70%
Expected dividend yield	5.77%	3.10%
Expected term	7 years	7 years

The summary of the activity and status of the Company’s stock options for the years ended December 31, 2012 and 2011, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at January 1, 2011	—	$—
Converted options issued by the Company on the October 31, 2011 Business Separation date (1)	1,464	14.58
Granted subsequent to the Business Separation	21	15.48
Forfeited subsequent to the Business Separation	(137)	14.67

Outstanding at December 31, 2011	1,348	$14.58	7.8 years	$1,022

Granted during the period	863	9.79
Exercised during the period	—	—
Forfeited during the period	(287)	13.95
Expired during the period	(210)	14.78

Outstanding at December 31, 2012	1,714	$12.29	7.6 years	$1,002

Exercisable at December 31, 2012	725	$13.97	5.8 years	$230

Total outstanding, vested and expected to vest at December 31, 2012	1,576	$12.53		$849

(1)

Upon the Business Separation on October 31, 2011, all outstanding NTELOS stock options for the Company’s employees and non-employee directors were replaced with 1,463,819 Company stock options based on a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Business Separation. The specific formula for the adjustment of the number of stock options and restricted stock and the strike price of the stock options was contained in the employee matters agreement that was executed on the date of separation. These awards had substantially the same terms and conditions as the NTELOS stock options and restricted stock awards that they replaced.

No options were exercised during the year ended December 31, 2012 or during the period subsequent to the Business Separation through December 31, 2011. The total fair value of options that vested during the year ended December 31, 2012 was $1.1 million. The total fair value of options that vested subsequent to the Business Separation through December 31, 2011 was $0.1 million. As of December 31, 2012, there was $1.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

The summary of the activity and status of the Company’s restricted stock for the years ended December 31, 2012 and 2011, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at January 1, 2011	—	$—
Converted restricted stock issued by the Company on the October 31, 2011 Business Separation date (1)	410	14.46
Granted subsequent to the Business Separation	7	15.20
Forfeited subsequent to the Business Separation	(65)	14.54

Restricted stock outstanding at December 31, 2011	352	$14.46

Granted during the period	313	10.16
Vested during the period	(215)	12.91
Forfeited during the period	(108)	13.92

Restricted stock outstanding at December 31, 2012	342	$11.67

(1)

Upon the Business Separation on October 31, 2011, all outstanding NTELOS restricted stock awards for the Company’s employees and non-employee directors were replaced with 409,690 Company restricted stock awards based on a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Business Separation. The specific formula for the adjustment of the number of stock options and restricted stock and the strike price of the stock options was contained in the employee matters agreement that was executed on the date of separation. These awards had substantially the same terms and conditions as the NTELOS stock options and restricted stock awards that they replaced.

As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years. The fair value of the restricted stock is equal to the market value of common stock on the date of grant.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available. New common shares will be issued for purchases under this plan. Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month. During the year ended December 31, 2012, 12,957 shares were issued under the employee stock purchase plan. During the period November 1, 2011 through December 31, 2011, 719 shares were issued under the employee stock purchase plan. Compensation expense associated with the employee stock purchase plan was less than $0.1 million for the year ended December 31, 2012. Compensation expense associated with the employee stock purchase plan was not material in the period November 1, 2011 through December 31, 2011.

Note 10.	Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Current tax expense:
Federal	$—	$—	$8,515
State	496	3,727	2,499

Total current tax expense	496	3,727	11,014

Deferred tax expense (benefit):
Federal	8,982	(3,657)	3,275
State	1,532	(4,453)	188

Total deferred tax expense (benefit)	10,514	(8,110)	3,463

Total income tax expense (benefit)	$11,010	$(4,383)	$14,477

Total income tax expense was different than an amount computed by applying the graduated statutory federal income tax rates to income before taxes. The reasons for the differences are as follows for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Computed tax expense (benefit) at statutory federal rate of 35%	$9,610	$(16,891)	$12,397
Nondeductible goodwill impairment charge	—	11,703	—
Nondeductible compensation	91	637	378
Noncontrolling interests	(37)	18	(42)
State income taxes (benefits), net of federal income tax benefit (expense)	1,318	(472)	1,746
Other	28	622	(2)

Total income tax expense (benefit)	$11,010	$(4,383)	$14,477

During 2012, the Company recognized a tax benefit of approximately $0.4 million in additional paid-in capital associated with the excess tax benefit realized by the Company related to stock compensation plans. The Company recognized a tax benefit of $2.7 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the year ended December 31, 2012 in accordance with FASB ASC 715. The amount recognized in accumulated other comprehensive income was $1.8 million for the post Business Separation period in 2011. Additionally, on the date of the Business Separation, in connection with the transfer of these underlying employee benefit plans, $9.0 million of the related NTELOS deferred tax benefit associated with the unrealized actuarial losses from these plans was transferred to the Company.

Net deferred income tax assets and liabilities consist of the following components as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Deferred income tax assets:
Retirement benefits other than pension	$5,053	$5,349
Pension and related plans	6,228	9,022
Net operating loss	4,346	5,020
Debt issuance and discount	—	—
Accrued expenses	4,146	2,623
Other	1,379	2,523

	21,152	24,537

Deferred income tax liabilities:
Property and equipment	67,493	57,098
Intangibles	9,615	8,643

	77,108	65,741

Net deferred income tax liability	$55,956	$41,204

The Company has prior year unused net operating losses (“NOLs”) totaling $10.9 million as of December 31, 2012. The NOLs include $3.9 million that was assigned to the Company as a result of the Business Separation and are subject to an adjusted annual maximum limit due to the application of Section 382 of the Internal Revenue Code. The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to unrecognized income tax benefits (“UTBs”) in interest expense and penalties on UTBs in income tax expense. A reconciliation of the change in the UTB balance for the years ended December 31, 2012 and 2010 is as follows:

(In thousands)	2012	2011
Balance at beginning of year	$484	$500
Additions for tax positions related to the current year	82	—
Increases (reductions) for tax positions related to prior years	43	(16)

	$609	$484

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

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”), as well as non-qualified pension plans and other postretirement benefit plans (“OPEBs”) for its eligible employees. The Company’s total periodic benefit cost recognized for all qualified and nonqualified pension and OPEBs plans was $2.2 million, $2.8 million and $2.4 million in 2012, 2011 and 2010, respectively. A portion of the costs for 2011 and 2010 were allocated to the Company by NTELOS, when its employees were participating in similar plans sponsored by NTELOS. Concurrent with the Business Separation, the Company established its own qualified and nonqualified pension plans and OPEBs for its employees. The Company initially measured the plans as of October 31, 2011 based on actual plan assets transferred to the Company effective upon the Business Separation and the actual plan participants and their respective accrued benefits. In addition to the transfer of the assets and obligations from these plans, the related unrealized actuarial losses from these plans as determined on the October 31, 2011 measurement date was transferred from NTELOS.

Effective December 31, 2012, the Company froze the accumulation of benefits under the Pension Plan and the supplemental executive retirement plan in conjunction with a cost reduction plan that was announced in mid-December 2012. As such, no further benefits will be accrued by plan participants for services rendered after this date under either of these plans.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2012 and 2011 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Change in benefit obligations:
Benefit obligations, beginning of period	$64,061	$60,181	$12,511	$12,157
Service cost	2,043	312	78	12
Interest cost	2,698	451	525	91
Actuarial loss	5,942	3,528	201	318
Benefits paid, net	(2,475)	(411)	(441)	(67)
Curtailment gain	(8,519)	—	—	—
Transfer	761	—	—	—

Benefit obligations, end of period	64,511	64,061	12,874	12,511

Change in plan assets:
Fair value of plan assets, beginning of period	45,109	45,531	—	—
Actual return on plan assets	6,610	(11)	—	—
Employer contributions	2,000	—	441	67
Benefits paid	(2,492)	(411)	(441)	(67)
Transfer	448	—	—	—

Fair value of plan assets, end of period	51,675	45,109	—	—

Funded status:
Total liability, end of period	$12,836	$18,952	$12,874	$12,511

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2012 and 2011 was $64.5 million and $56.5 million, respectively. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date. The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases. The projected benefit obligation is equal to the accumulated benefit obligation as of December 31, 2012 due to the Company’s freezing of benefits under the Plan effective as of this same date.

The Company has classified the projected amount to be paid in 2013 of $0.9 million related to the other postretirement benefit plans and the nonqualified pension plans (discussed below) in current liabilities under the caption “other accrued liabilities” on the Company’s consolidated balance sheets at December 31, 2012.

The following table provides the components of net periodic benefit cost for the plans for the year ended December 31, 2012 and the period November 1, 2011 to December 31, 2011:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Components of net periodic benefit cost:
Service cost	$2,043	$312	$78	$12
Interest cost	2,698	451	525	91
Expected return on plan assets	(3,517)	(571)	—	—
Amortization of loss	1,481	197	—	—

Net periodic benefit cost	$2,705	$389	$603	$103

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Unrecognized actuarial losses for the year ended December 31, 2012 were $2.9 million and $0.2 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. A curtailment gain of $8.5 million was recognized as of December 31, 2012 in connection with the Company’s freezing of the defined benefit pension plan. The curtailment gain was recorded as an offset to unrecognized actuarial losses in accumulated other comprehensive income. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive loss at December 31, 2012 related to the defined benefit pension plan and the other postretirement benefit plans, respectively, was $10.3 million, net of a $6.5 million deferred tax asset, and $0.9 million, net of a $0.6 million deferred tax asset.

Unrecognized actuarial losses for the period November 1, 2011 through December 31, 2011 were $4.1 million and $0.3 million for the defined benefit pension plan and the other postretirement benefit plans, respectively. The total amount of unrecognized actuarial losses recorded in accumulated other comprehensive loss at December 31, 2011 related to these respective plans was $14.4 million, net of a $9.2 million deferred tax asset, and $0.8 million, net of a $0.5 million deferred tax asset.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2012 and 2011 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Discount rate	3.85%	4.30%	3.85%	4.30%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the year ended December 31, 2012 and for the period November 1, 2011 through December 31, 2011 are:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Discount rate	4.30%	4.60%	4.30%	4.60%
Expected return on plan assets	7.75%	7.75%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

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

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 for the obligation as of December 31, 2012. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $1.9 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $1.6 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions. The Company also considered the related historical ten-year average asset return at December 31, 2012 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category and the fair value by asset category as of December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	December 31, 2012		December 31, 2011
Asset Category	Actual Allocation	Fair Value	Actual Allocation	Fair Value
Large Cap Value	32%	$16,395	34%	$15,088
Large Cap Blend	16%	8,169	17%	7,536
Mid Cap Blend	6%	3,149	6%	2,846
Small Cap Blend	4%	2,134	4%	1,896
Foreign Stock - Large Cap	7%	3,696	7%	3,040
Bond	32%	16,405	29%	13,281
Cash and cash equivalents	3%	1,727	3%	1,422

Total	100%	$51,675	100%	$45,109

The actual and target allocation for plan assets is broadly defined and measured as follows:

	December 31, 2012		December 31, 2011
Asset Category	Actual Allocation	Target Allocation	Actual Allocation
Equity securities	65%	65%	67%
Bond securities and cash equivalents	35%	35%	33%

Total	100%	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2012. At December 31, 2012, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company contributed $2.0 million to the pension plan in 2012. The Company does not expect to contribute to the pension plan in 2013. The Company expects the net periodic benefit cost for the defined benefit pension plan and the other postretirement benefit plans in 2013 to be income of $0.6 million (which includes $0.9 million of loss in other comprehensive income expected to be recognized as a component of net periodic benefit cost) and $0.6 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)
Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2013	$2,665	$553
2014	2,696	544
2015	2,785	533
2016	2,937	555
2017	3,009	583
2018-2022	$15,855	$3,159

Other Benefit Plans

The Company has a supplemental executive retirement plan that was formed through transfer of benefit obligations of $2.5 million related to the Company’s employees or former employees from NTELOS in connection with the Business Separation. In addition, the transfer of the benefit obligation triggered the transfer of a gross unrealized loss of $1.0 million. Both the projected benefit obligation and the accumulated benefit obligation associated with this plan at December 31, 2012 were $4.8 million. Effective December 31, 2012, the Company decided to freeze the supplemental executive retirement plan. As such, no further benefits will be accrued by plan participants for services rendered after this date. In connection with this, a curtailment gain of $0.2 million was recorded at December 31, 2012 as an offset to unrecognized actuarial losses in accumulated other comprehensive income.

The projected benefit obligation and the accumulated benefit obligation associated with this plan at December 31, 2011 were $4.3 million and $2.5 million, respectively. The Company recognized $0.3 million and $0.2 million of expense from previously unrecognized loss related to the supplemental executive retirement plan during the year ended December 31, 2012 and the period November 1, 2011 through December 31, 2011, respectively. The total balance of unrecognized actuarial losses recorded in accumulated other comprehensive income at December 31, 2012 and 2011 related to this plan was $1.5 million, net of a $1.0 million deferred tax asset, and $1.6 million, net of a $1.0 million deferred tax asset, respectively.

The estimated future benefit payments are expected to be $0.3 million annually for each of the years 2013 through 2017 and $1.3 million in aggregate for the years 2018 through 2022.

The Company also has certain other nonqualified defined benefit pension plans assumed from a prior merger. The projected benefit obligation related to these plans at December 31, 2012 and 2011 was $0.5 million and $0.9 million, respectively, with expected future payments of $0.2 million in 2013 and $0.1 million or less thereafter. These nonqualified plans have no plan assets and are also closed to new participants.

The Company also sponsors a defined contribution 401(k) plan. The Company’s matching contributions to this plan were $0.8 million, $0.7 million and $0.5 million for the year ended December 31, 2012, 2011 and 2010, respectively. The Company funds its 401(k) matching contributions in shares of the Company’s common stock.

Note 12.	Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan.

The Company recognized a total of $3.0 million in restructuring costs related to these initiatives, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million. The Plan was substantially completed as of December 31, 2012. Accordingly, the Company does not expect to incur additional costs associated with the plan in future periods. The following table provides a break-down of these costs by business segment for the year ended December 31, 2012:

	2012
(In thousands)	Competitive	RLEC	Total
Employee severance and termination benefits	$1,426	$961	$2,387
Lease termination costs	358	236	594

Total restructuring charges	$1,784	$1,197	$2,981

A liability for restructuring charges in the amount of $2.7 million is included in the Company’s consolidated balance sheet as of December 31, 2012, related to employee termination costs and lease termination costs accrued but not yet paid. Below is a summary of the restructuring liability balance as of December 31, 2012:

(In thousands)	Employee Severance and Termination Benefits	Lease Termination Costs	Total
Beginning balance at December 31, 2011	$—	$—	$—
Additions	2,387	594	2,981
Payments	—	(290)	(290)

Ending balance at December 31, 2012	$2,387	$304	$2,691

Note 13.	Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 was $3.5 million, $3.8 million and $2.2 million, respectively. The total amount committed under these lease agreements at December 31, 2012 is: $1.0 million in 2013, $0.8 million in 2014, $0.7 million in 2015, $0.6 million in 2016, $0.6 million in 2017 and $1.7 million for the years thereafter.

Other Commitments and Contingencies

The Company periodically makes claims or receives disputes and is involved in legal actions related to billings to other carriers for access to the Company’s network. The Company does not recognize revenue related to such matters until collection of the claims is reasonably assured. In addition to this, the Company periodically disputes access charges that are assessed by other companies with which the Company interconnects and is involved in other disputes and legal and tax proceedings and filings arising from normal business activities.

In September 2012, the Company settled an outstanding lawsuit related to access billings for a one-time payment of $3.0 million. The Company also settled all of its outstanding matters related to a prior acquisition that closed in December 2010. In connection with this, the Company recognized a $5.3 million pre-tax gain resulting from the transfer of a $3.0 million liability back to the seller and the seller agreeing to pay the Company $2.3 million. These settlements, which total $2.3 million in the aggregate, are recorded as “gain on settlements, net” on the consolidated statements of operations.

In addition to the lawsuit related to the access billings discussed above, the Company settled other access dispute billings to another carrier for $5.6 million, of which $4.7 million was reserved in 2011. The total impact from these settlements was a $1.5 million charge to revenue and a $1.0 million charge to operating expenses for the year ended December 31, 2012.

In February 2013, the Company received notice of a dispute from a carrier regarding billings for access services. Although the outcome of the dispute is difficult to determine at this early stage, the Company intends to vigorously contest and defend its position and believes that the possibility of an unfavorable outcome is remote. As such, no amounts have been recorded in the consolidated financial statements related to this dispute.

In October 2012, the Company was named as the defendant in a patent infringement case alleging that the Company’s communications networks, systems and components infringe three patents held by GlobeTecTrust LLC, the plaintiff. The amount of the claim has not been determined and the Company does not have sufficient information to assess the risk, if any, of an unfavorable outcome.

In addition to the matters described above, the Company is involved in routine litigation and disputes in the ordinary course of its business. While the results of litigation and disputes are inherently unpredictable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

The Company has other purchase commitments relating to capital expenditures totaling $6.6 million as of December 31, 2012, which are expected to be satisfied during 2013.

In connection with the Business Separation, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward (Note 2), and within such agreements, the companies are required to indemnify each other regarding certain matters.

Specifically, under the tax matters agreement entered into between NTELOS and the Company, the Company is generally required to indemnify NTELOS against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Lumos Networks, (3) certain other actions or failures to act by the Company, or (4) any breach by the Company of certain of its representations or undertakings. The Company’s indemnification obligations to NTELOS and its subsidiaries, officers and directors are not limited by any maximum amount.

Note 14.	Related Party Transactions

Prior to the Business Separation on October 31, 2011, NTELOS Inc. provided a variety of administrative services to Lumos Networks. Costs of these services were allocated or charged to the Company based on either the actual costs incurred or NTELOS Inc.’s estimate of expenses relative to the services provided to other subsidiaries of NTELOS Inc. The Company believes that these allocations were made on a reasonable basis, and that receiving these services from NTELOS Inc. created cost efficiencies. Lumos Networks management believes that all historical costs of operations have been reflected in the consolidated statements of operations for each period presented, but these costs do not reflect the amount of actual costs the Company would have incurred had it been an independent, publicly traded company prior to October 31, 2011. These services and transactions included the following:

•	Cash management and other treasury services;

•	Administrative services such as legal, regulatory, tax, employee benefit administration, internal audit, purchasing, accounting, information technology and human resources;

•	Network monitoring;

•	Executive oversight;

•	Equity-based compensation plan administration; and

•	Insurance coverage.

The amount of interest expense charged to the Company from NTELOS for borrowings accumulated through shared banking and treasury services for the period January 1, 2011 through October 31, 2011 and for the year ended December 31, 2010 was $9.5 million and $4.9 million, which is included in interest expense on the consolidated statements of operations for those periods.

Total general and administrative expenses allocated to the Company were $7.3 million and $8.0 million included in its consolidated statements of operations for the period January 1, 2011 through October 31, 2011 and for the year ended December 31, 2010, respectively, inclusive of certain corporate expenses which were not previously allocated to the segments (Note 2). Additionally, $2.8 million of acquisition related costs were allocated to the Company in 2010.

Total equity-based compensation expense related to all of the share-based awards granted to employees of Lumos Networks and allocated from NTELOS Inc. and NTELOS Inc.’s 401(k) matching contributions for employees of Lumos Networks totaled $2.4 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which appears in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2013 to be filed with the Commission pursuant to Regulation 14A.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (b)
Equity Compensation Plans Approved by Stockholders
2011 Equity and Cash Incentive Plan	1,714,216	$12.29	1,475,441
Employee Stock Purchase Plan	—	—	86,324

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,714,216	$12.29	1,561,765

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

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended December 31, 2012.

Schedules other than the one listed above are omitted either because they are not required or they are inapplicable.

(3) Exhibits

The exhibits on the accompanying Exhibits Index below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.

3.1 (1)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.

3.2 (1)	Amended and Restated Bylaws of Lumos Networks Corp.

4.1 (2)	Form of Common Stock Certificate of Lumos Networks Corp.

4.2 (3)	Shareholders Agreement, dated as of October 31, 2011, by and between Lumos Networks Corp. and the shareholders listed on the signature pages thereto

10.1 (3)	Transition Services Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.2 (1)	Employee Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.3 (1)	Tax Matters Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Operating Company

10.4 (1)	Trademark and Domain Name Assignment and License Agreement, dated as of October 31, 2011, by and among NTELOS Holdings Corp. and all of its controlled affiliates and Lumos Networks Corp. and other parties set forth in the agreement

10.5 (3)	Software and Proprietary Information Agreement, dated as of October 31, 2011, between NTELOS Holdings Corp. and Lumos Networks Corp.

10.6 (1)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan

10.7 (1)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan

10.8 (3)	Credit Agreement, dated as of September 8, 2011, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.9 (4)	Employment Agreement, dated September 19, 2011, between Harold L. Covert and Lumos Networks Operating Company and Lumos Networks Corp.

10.10 (5)	Agreement with Michael B. Moneymaker dated April 30, 2012

10.11 (6)	Employment Agreement, dated as of August 30, 2012, between Timothy G. Biltz and Lumos Networks Operating Company

10.12 (6)	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.

10.13 (6)	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.

10.14 (6)	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.

10.15 (6)	Employment Agreement, dated as of August 30, 2012, between David J. Keller and Lumos Networks Operating Company

10.16 (6)	Employment Agreement, dated as of August 30, 2012, between Mary McDermott and Lumos Networks Operating Company

10.17 (7)	Form of Stock Option Award

10.18 (7)	Form of Restricted Stock Award – Non Officer

10.19 (7)	Form of Restricted Stock Award – Officer

10.20 (7)	Stock Option Award for James A. Hyde

10.21 (7)	Restricted Stock Award for James A. Hyde

10.22 *	Employment Agreement, dated as of May 29, 2012, between Joseph E. McCourt and Lumos Networks Operating Company

21.1 *	Subsidiaries of Lumos Networks Corp.

23.1 *	Report and Consent of KPMG LLP

31.1 *	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2 *	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 *	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(3)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed August 9, 2011.
(4)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed October 17, 2011.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 2, 2012.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 1, 2012.
(7)	Filed as an exhibit to Annual Report on Form 10-K filed March 23, 2012.

Schedule II – Valuation and Qualifying Accounts

Lumos Networks Corp.

		Additions
(In thousands)	Balance at Beginning of Year		Charged to Other Accounts
Description		Charged to Expense		Deductions	Balance at End of Year
Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,822	$523	$368	$(1,891)	$1,822

Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,117	$316	$821	$(432)	$2,822

Year Ended December 31, 2010:
Allowance for doubtful accounts	$1,153	$266	$1,203	$(505)	$2,117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ Timothy G. Biltz	President and Chief Executive Officer, Director	March 8, 2013
Timothy G. Biltz	(principal executive officer)

/s/ Harold L. Covert Harold L. Covert	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 8, 2013

/s/ Steven G. Felsher	Director	March 8, 2013
Steven G. Felsher

/s/ Robert E. Guth	Director	March 8, 2013
Robert E. Guth

/s/ Michael Huber	Director	March 8, 2013
Michael Huber

/s/ James A. Hyde	Director	March 8, 2013
James A. Hyde

/s/ Julia B. North	Director	March 8, 2013
Julia B. North

/s/ Michael K. Robinson	Director	March 8, 2013
Michael K. Robinson

/s/ Jerry E. Vaughn	Director	March 8, 2013
Jerry E. Vaughn