Form 10-Q
period 2013-03-31
Lumos Networks Corp.
filed 2013-05-03
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

There were 21,940,663 shares of the registrant’s common stock outstanding as of the close of business on April 30, 2013.

LUMOS NETWORKS CORP.
2013 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

0

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	March 31, 2013	December 31, 2012
Assets

Current Assets
Cash	$2	$2
Restricted cash	5,303	5,303
Accounts receivable, net of allowance of $1,316 ($1,822 in 2012)	23,499	22,676
Other receivables	1,992	2,400
Income tax receivable	463	954
Prepaid expenses and other	4,652	5,136
Deferred income taxes	4,752	3,357
Total Current Assets	40,663	39,828

Securities and Investments	425	462

Property, Plant and Equipment
Land and buildings	19,525	19,489
Network plant and equipment	426,748	419,176
Furniture, fixtures and other equipment	22,691	22,070
Total in service	468,964	460,735
Under construction	22,163	19,764

	491,127	480,499
Less accumulated depreciation and amortization	150,621	143,910

Total Property, Plant and Equipment, net	340,506	336,589

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $74,232 ($72,876 in 2012)	32,439	34,895
Deferred charges and other assets	4,263	4,448
Total Other Assets	136,999	139,640

Total Assets	$518,593	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2013	December 31, 2012
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$2,630	$7,900
Accounts payable	10,496	17,453
Dividends payable	3,058	3,013
Advance billings and customer deposits	13,471	13,527
Accrued compensation	1,754	1,742
Accrued operating taxes	4,381	3,838
Other accrued liabilities	5,495	6,284
Total Current Liabilities	41,285	53,757

Long-term Liabilities
Long-term debt	309,568	304,325
Retirement benefits	30,024	30,413
Deferred income taxes	64,518	59,313
Other long-term liabilities	3,330	3,500
Income tax payable	665	609

Total Long-term Liabilities	408,105	398,160

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,021 shares issued and 21,953 shares outstanding (21,610 shares issued and 21,498 shares outstanding in 2012)	220	216
Additional paid in capital	130,650	129,570
Treasury stock, 68 shares at cost (112 shares in 2012)	(92)	-
Accumulated deficit	(49,709)	(53,060)
Accumulated other comprehensive loss, net of tax	(12,487)	(12,676)
Total Lumos Networks Corp. Stockholders' Equity	68,582	64,050
Noncontrolling Interests	621	552

Total Equity	69,203	64,602

Total Liabilities and Equity	$518,593	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012

Operating Revenues	$52,534	$51,412

Operating Expenses
Network access costs	11,154	11,764
Selling, general and administrative	18,020	18,813
Depreciation and amortization	9,563	9,220
Accretion of asset retirement obligations	31	30
Restructuring charges	40	-
Total Operating Expenses, net	38,808	39,827
Operating Income	13,726	11,585

Other Income (Expenses)
Interest expense	(3,128)	(2,987)
Gain on interest rate derivatives	187	146
Other income, net	25	8
Total Other Expenses, net	(2,916)	(2,833)
Income Before Income Tax Expense	10,810	8,752

Income Tax Expense	4,332	3,443

Net Income	6,478	5,309

Net Income Attributable to Noncontrolling Interests	(69)	(22)

Net Income Attributable to Lumos Networks Corp.	$6,409	$5,287

Basic and Diluted Earnings Per Common Share Attributable to Lumos Networks Corp. Stockholders:
Earnings per share - basic	$0.30	0.25
Earnings per share - diluted	$0.30	0.25

Weighted average shares outstanding - basic	21,186	20,850
Weighted average shares outstanding - diluted	21,693	21,237

Cash Dividends Declared per Share - Common Stock	$0.14	0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$6,478	$5,309

Other comprehensive income, net of tax:
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $120 and $173 of deferred tax asset for the three months ended March 31, 2013 and 2012, respectively	189	272

Other comprehensive income, net of tax	189	272

Total comprehensive income	6,667	5,581

Less: comprehensive income attributable to noncontrolling interests	(69)	(22)

Comprehensive income attributable to Lumos Networks Corp.	$6,598	$5,559

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income	$6,478	$5,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,107	6,439
Amortization	2,456	2,781
Accretion of asset retirement obligations	31	30
Deferred income taxes	3,768	3,267
Gain on interest rate derivatives	(187)	(146)
Equity-based compensation expense	1,025	1,011
Amortization of loan origination costs	208	199
Retirement benefits, net of cash contributions and distributions	(80)	(1,382)
Excess tax benefits from share-based compensation	(78)	-
Other	(20)	(90)
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(823)	1,392
Decrease (increase) in other current assets	923	(959)
Changes in income taxes	547	296
(Decrease) increase in accounts payable	(2,908)	1,308
Increase (decrease) in other current liabilities	130	(228)
Net cash provided by operating activities	18,577	19,227

Cash flows from investing activities
Purchases of property, plant and equipment	(15,032)	(17,369)
Broadband network expansion funded by stimulus grant	(31)	(511)
Change in restricted cash	-	332
Cash reimbursement received from broadband stimulus grant	-	332
Other	-	(27)
Net cash used in investing activities	(15,063)	(17,243)

Cash flows from financing activities
Principal payments on senior secured term loans	(1,875)	(500)
Borrowings from revolving credit facility	3,000	2,066
Principal payments on revolving credit facility	(1,523)	(11,000)
Cash dividends paid on common stock	(3,013)	(2,965)
Principal payments under capital lease obligations	(113)	(172)
Proceeds from stock option exercises and employee stock purchase plan	20	36
Excess tax benefits from share-based compensation	78	-
Other	(88)	6
Net cash used in financing activities	(3,514)	(12,529)
Decrease in cash	-	(10,545)
Cash:
Beginning of period	2	10,547

End of period	$2	$2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying

Notes to Unaudited Condensed Consolidated Financial Statements

Lumos Networks Corp.

Note 1.  Organization

Lumos Networks Corp. (the “Company”) is a fiber-based network service provider in the Mid-Atlantic region with a network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.    The Company serves carrier, business and residential customers over its fiber network offering data, voice and IP services.  Our principal products and services include metro Ethernet, which provides Ethernet connectivity among multiple locations in the same city or region over our fiber optic network, high-capacity private line and wavelength services, which provide a means to efficiently utilize fiber in broadband applications and provide high-capacity bandwidth, IP services and business and residential local and long-distance services.

Note 2.  Summary of Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013 and for the three months ended March 31, 2012 contain all adjustments  necessary to present fairly in all material respects the financial position as of March  31, 2013, and the results of operations and cash flows for all periods presented on the respective financial statements included herein.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  During the first quarter of 2013, the Company revised the presentation of current deferred tax assets in its condensed consolidated balance sheet and made conforming changes to the presentation of current deferred tax assets in the condensed consolidated balance sheet as of December 31, 2012.  These changes did not have a material impact on the Company’s consolidated financial condition for either period.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercise control.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers.  The Company recognizes such revenue in the period in which it is determined that the amounts can be estimated and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks.  At times, such investments may be in excess of the FDIC insurance limit.  At March 31, 2013 and December 31, 2012, the Company did not have any cash equivalents.  As of March 31, 2013, all of the Company’s cash was held in non-interest bearing deposit accounts.  Total interest income related to cash was negligible for the three months ended March 31, 2013 and 2012.

The Company utilizes a zero balance arrangement for its master cash account against a swingline credit facility that the Company has with its primary commercial bank.  As  of March 31, 2013 and December 31, 2012, the Company reclassified its book overdraft related to this master cash account of $1.8 million to Accounts Payable on the condensed consolidated balance sheets.  The Company has classified the respective book overdraft amounts in cash flows from operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company did not receive any reimbursements during the three months ended March  31, 2013.  The Company has a $1.6 million receivable for the reimbursable portion of the qualified recoverable expenditures as of March 31, 2013.  At March 31, 2013, the Company’s pledged account balance was  $5.3 million.  This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to commercial and residential end-users and to other communication carriers primarily in Virginia, West Virginia and in portions of Maryland, Pennsylvania, Ohio and Kentucky and to residential end users in the Company’s Rural Local Exchange Carrier (RLEC) service areas of Virginia.  The Company has credit and collection policies to maximize collection of trade accounts receivable and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade accounts receivable.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended March 31, 2013 and 2012 was less than $0.1 million and $0.2 million, respectively.  The Company’s allowance for doubtful accounts was $1.3 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2012 to March 31, 2013:

		Additions
(In thousands)	December 31, 2012	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2013
Allowance for doubtful accounts	$1,822	$-	$-	$(506)	$1,316

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of March 31, 2013 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company periodically reviews and updates based on historical experiences and future expectations.  Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At March 31, 2013 and December 31, 2012, other intangibles were comprised of the following:

		March 31, 2013		December 31, 2012
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(72,150)	$103,153	$(69,734)
Trademarks	0.5 to 15 yrs	3,518	(2,082)	3,518	(2,042)
Non-compete agreement	2 yrs	-	-	1,100	(1,100)
Total		$106,671	$(74,232)	$107,771	$(72,876)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2013 or 2012.    Amortization expense for the three months ended March 31, 2013 and 2012 was $2.5 million and $2.8 million, respectively.

Amortization expense for the remainder of 2013 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2013	$7,249	$119	$7,368
2014	9,028	159	9,187
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256
2018	1,785	159	1,944

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company uses a two-step process to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.  The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of its goodwill during the three months ended March 31, 2013.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  The Pension Plan was frozen as of December 31, 2012. As such, no further benefits will be accrued by participants for services rendered beyond that date.

For the three months ended March 31, 2013 and 2012, the components of the Company’s net periodic benefit cost for the Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Service cost	$-	$511
Interest cost	608	674
Expected return on plan assets	(975)	(879)
Amortization of loss	229	370
Net periodic benefit cost (benefit)	$(138)	$676

Pension plan assets were valued at $54.5 million and $51.7 million at March 31, 2013 and December 31, 2012, respectively.  No funding contributions were made in the three months ended March 31, 2013 and the Company does not expect to make a funding contribution during the remainder of 2013.

For the three months ended March 31, 2013 and 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Service cost	$23	$20
Interest cost	121	131
Amortization of loss	7	-
Net periodic benefit cost	$151	$151

The total expense recognized for the Company’s nonqualified pension plans for the three months ended March 31, 2013 and 2012, was $0.1 million and $0.2 million, respectively, and less than $0.1 million of this expense for each period relates to the amortization of unrealized loss.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans was $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

Equity-based Compensation

The Company accounts for share-based employee compensation plans under FASB ASC 718, Stock Compensation.  Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the condensed consolidated balance sheet.  For equity awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of the common stock options granted during the three months ended March 31, 2013 and 2012 with service-only conditions was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The fair value of restricted stock awards granted during the three-months ended March 31, 2013 and 2012 with service-only conditions was estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted during the three months ended March 31, 2013 contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  The grant date fair value of these options was adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a series of stock price path scenarios (see Note 8).  The Company recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $1.0 million for each of the three-month periods ended March 31, 2013 and 2012, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at March 31, 2013 for the remainder of 2013 and for the years 2014 through 2018 are estimated to be $3.3 million, $3.0 million, $2.0 million, $0.7 million, $0.5 million and $0.2 million, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02,  Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.    This ASU requires entities to disclose the effect of the reclassification on each affected income statement line item of items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety.  A cross reference to other required U.S. GAAP disclosures is required for AOCI reclassification items that are not reclassified in their entirety into net income.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company has complied with the requirements of this pronouncement by providing disclosure of the income statement line items affected by reclassifications out of other comprehensive income during the periods presented, which consist of reclassification adjustments for the amortization of actuarial losses on pension and other postretirement plans (within this Note 2).

Note 3.  Disclosures About Segments of an Enterprise and Related Information

The Company has historically managed its business with separate products and services in two segments:  Competitive and RLEC.  Beginning in the first quarter of 2013, the Company restructured its operating segments to more closely align with its product and service offerings, which coincides with the way that the Company’s chief operating decision makers measure performance and allocate resources.  The Company’s chief operating decision makers are its Chief Executive Officer and its Chief Financial Officer (collectively, the “CODMs”).    Our current reportable operating segments are strategic data, legacy voice and access.  A  general description of the products and services offered and the customers served by each of these segments is as follows:

•

Strategic data:  This segment includes the Company’s enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product groups.  These businesses primarily serve enterprise and carrier customers utilizing the Company’s network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  IP services are also provided to a residential base of customers by this segment.

•

Legacy voice:  This segment includes the following products:  local lines, PRI, long distance, toll and directory advertising and other voice services (excluding voice over IP (“VoIP”) which are typically provided to enterprise customers and are included in our strategic data segment).  These products are sold to enterprise and residential customers on the Company’s network and within the Company’s footprint.

•	Access: This segment provides carrier customers access to the Company’s network and within the Company’s footprint and primarily includes switched access and reciprocal compensation products.

Summarized financial information concerning the Company’s reportable segments is presented in the following table, including restated segment results for the three months ended March 31, 2012 based on the restructuring of our operating segments in the first quarter of 2013:

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2013
Operating revenues	$29,661	$14,884	$7,989	$-	$52,534
Network access costs	5,570	5,246	338	-	11,154
Network operating costs	6,618	2,768	656	-	10,042
Selling, general and administrative expenses	3,751	1,882	1,010	1,335	7,978
Adjusted EBITDA(1)	13,723	4,988	5,984	-	24,695
Capital expenditures	11,777	124	169	2,962	15,032

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2012
Operating revenues	$25,871	$16,744	$8,797	$-	$51,412
Network access costs	5,046	6,358	360	-	11,764
Network operating costs	5,497	4,310	1,100	-	10,907
Selling, general and administrative expenses	3,232	2,012	1,206	1,456	7,906
Adjusted EBITDA(1)	12,097	4,063	6,131	-	22,291
Capital expenditures	14,584	227	307	2,251	17,369

(1)

The Company evaluates performance based upon Adjusted EBITDA, defined by the Company as net income (loss) attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate derivatives.

The Company’s CODMs do not currently review total assets by segment since the majority of the assets are shared by the segments and centrally-managed.    However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segment product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the operating segments.

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating income	$13,726	$11,585
Depreciation and amortization and accretion of asset
retirement obligations	9,594	9,250
Sub-total:	23,320	20,835
Amortization of actuarial losses	310	445
Equity-based compensation	1,025	1,011
Restructuring charges	40	-
Adjusted EBITDA	$24,695	$22,291

Revenues from Verizon accounted for approximately 10% of the Company’s total revenues for each of the three months ended March 31, 2013 and 2012.  Revenue from Verizon was derived primarily from network access and fiber to the cell site services.

Note 4.  Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Credit facility	$310,625	$311,022
Capital lease obligations	1,573	1,203
	312,198	312,225

Less: current portion of long term debt	2,630	7,900
	$309,568	$304,325

Credit Facility

On September 8, 2011, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks, entered into a $370 million post-Business Separation credit facility (the “Credit Facility”).  The Credit Facility consists of a $60 million senior secured five year revolving credit facility (the “Revolver”), $5.0 million of which was outstanding at March 31, 2013; a $110 million senior secured five year amortizing term loan (the “Term Loan A”); and a $200 million senior secured six year amortizing term loan (the “Term Loan B”). The proceeds of the Credit Facility were made available to Lumos Networks Operating Company on the effective date of the spin-off from NTELOS Holdings Corp. (“NTELOS”) and were used to fund a working capital cash reserve at Lumos Networks and to pay $315 million to NTELOS Inc. (i) to settle with cash the intercompany debt owed to NTELOS as of the spin-off date ($177.1 million) and, with the balance, (ii) to fund a mandatory repayment on NTELOS’s credit facility resulting from the spin-off.  Pricing of the Lumos Networks Operating Company credit facility is LIBOR plus 3.25% for the Revolver (and 2.25% above the Federal Funds rate for borrowings against the swingline facility) and the Term Loan A and LIBOR plus 3.50% for the Term Loan B.  The Credit Facility does not require a minimum LIBOR rate.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including covenants relating to leverage and interest coverage ratio requirements.  The Company was in compliance with its restrictive debt covenants as of March 31, 2013.

In accordance with the terms of the Credit Facility, the Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps three-month LIBOR with a fixed rate of approximately 0.8%.  The Company recognized a $0.2 million gain on derivative instruments as a result of changes in the fair value of the interest rate swap during the three months ended March 31, 2013.

In connection with entering into the Credit Facility, the Company deferred $4.9 million in debt issuance costs which are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of these costs for each of the three months ended March 31, 2013 and 2012 was $0.2 million.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the condensed consolidated statement of income as an offset to interest expense.  The Patronage credits for the three months ended March 31, 2013 and 2012 were $0.2 million and $0.3 million, respectively.

The Company’s blended average interest rate on its long-term debt for the three months ended March 31, 2013 was 4.09%.

On April 30, 2013, Lumos Networks Operating Company entered into a $425 million credit facility (the “New Credit Facility”) consisting of a $50 million senior secured five year revolving credit facility, a $100 million senior secured five year amortizing term loan and a $275 million senior secured six year amortizing term loan.  The Company used the net proceeds to refinance and extend the maturity of the Credit Facility and for general corporate purposes.

The aggregate maturities of the Term Loan A and Term Loan B under the New Credit Facility are $1.4 million in the remainder of 2013, $5.3 million in 2014, $7.7 million in 2015, $7.7 million in 2016,  $12.8 million in 2017 and $340.1 thereafter.  The revolver under the New Credit Facility, under which no borrowings are outstanding, matures in full in 2018.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At March 31, 2013, the carrying value and accumulated amortization of these assets was $3.0 million and $1.5 million, respectively.  As of March 31, 2013, the total net present value of the Company’s future minimum lease payments is $1.6 million.  As of March 31, 2013, the principal portion of these capital lease obligations is due as follows:  $0.5 million in the remainder of 2013, $0.4 million in 2014, $0.4 million in 2015, $0.2 million in 2016 and $0.1 million thereafter.

Note 5.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash payments for:
Interest (net of amounts capitalized)	$2,296	$2,972
Income taxes	17	3
Cash receipts for:
Income tax refunds	-	214
Supplemental investing and financing activities:
Additions to property and equipment included in accounts payable and other accrued liabilities	2,128	3,389
Borrowings under capital leases	478	21
Dividend declared not paid	3,058	2,979

Cash payments for interest for the three months ended March 31, 2013 in the table above is net of $0.7 million of cash received from CoBank for patronage credits (Note 4).  The amount of interest capitalized was less than $0.1 million for each of the three months ended March 31, 2013 and 2012.

Note 6.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds.  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated balance sheets at cost which approximates fair value because of the short-term maturity of these instruments.  The fair value of the senior credit facility was estimated based on an analysis of the forward-looking interest rates as of March 31, 2013 compared to the forward-looking interest rates at inception, assuming no change in the credit profile of the Company or market demand of similar instruments.  The Company’s valuation technique for this instrument is considered to be a level three fair value measurement within the fair value hierarchy described in FASB ASC 820. The fair values of the derivative instruments (Note 4) were derived based on quoted trading prices obtained from the administrative agents as of March 31, 2013.  The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.  The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table presents the face amount, carrying amount and fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

Financial Instruments
(In thousands)	Face Amount		Carrying Amount	Fair Value
March 31, 2013
Financial assets:
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		425	N/A
Financial liabilities:
Senior credit facility	310,625		310,625	319,290
Capital lease obligations	1,573		1,573	1,573
Derivatives related to debt:
Interest rate swap liability	152,813	*	1,684	1,684

December 31, 2012
Financial assets :
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		462	N/A
Financial liabilities:
Senior credit facility	311,022		311,022	320,739
Capital lease obligations	1,203		1,203	1,203
Derivatives related to debt:
Interest rate swap liability	153,750	*	1,871	1,871

*notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.4 million as of March 31, 2013 and December 31, 2012 represents the Company’s investment in CoBank (Note 4).  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank.  This investment is carried under the cost method.

Note 7.  Stockholders’ Equity

On May  1, 2013, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on July 11, 2013 to stockholders of record on June 13, 2013.

The computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 are detailed in the following table.

	Three Months Ended March 31,
(In thousands)	2013	2012
Numerator:
Income applicable to common shares for earnings-per-share computation	$6,409	$5,287

Denominator:
Total shares outstanding	21,953	21,277
Less: unvested shares	(745)	(386)
Less: effect of calculating weighted average shares	(22)	(41)
Denominator for basic earnings per common share - weighted average shares outstanding	21,186	20,850
Plus: weighted average unvested shares	461	368
Plus: common stock equivalents of stock options outstanding	46	19
Denominator for diluted earnings per common share – weighted average shares outstanding	21,693	21,237

For the three months ended March 31, 2013 and 2012, the denominator for diluted earnings per common share excludes 1,597,777 shares and 1,462,038 shares related to stock options which would be antidilutive for the period, respectively.

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2013:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$64,050	$552	$64,602
Net income attributable to
Lumos Networks Corp.						6,409		6,409		6,409
Other comprehensive income,
net of tax							189	189		189
Equity-based compensation expense				784				784		784
Adjustments to excess tax benefits
from stock-based compensation				78				78		78
Restricted shares issued, shares
issued through the employee
stock purchase plan, shares
issued through 401(k) matching
contributions and stock options
exercised (net of shares reacquired
through restricted stock forfeits)	411	(44)	4	218	(92)			130		130
Cash dividends declared ($0.14
per share)						(3,058)		(3,058)		(3,058)
Net income attributable to
noncontrolling interests								-	69	69
Balance, March 31, 2013	22,021	68	$220	$130,650	$(92)	$(49,709)	$(12,487)	$68,582	$621	$69,203

Note 8.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of March 31, 2013,  497,661 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

The Company issued 640,566 stock options and 430,165 shares of restricted stock under the Equity and Cash Incentive Plan during the three months ended March 31, 2013.  Options issued under the Equity and Cash Incentive Plan prior to March 1, 2013 generally vest one-fourth annually beginning one year after the grant date for employees.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Of the 640,566 stock options granted, 317,782 vest 40% on the second anniversary of the grant date and an additional 20% on each of the third, fourth and fifth anniversaries of the grant date and 317,782 vest upon achievement of a target market price for the Company’s common stock. Restricted shares issued prior to March 1, 2013 generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Of the 430,165 shares of restricted stock granted, 106,325 vest 33 1/3% on each of the third, fourth and fifth anniversaries of the grant date and 106,325 vest upon achievement of a target market price for the Company’s common stock.  Dividend rights applicable to restricted stock with service-only vesting conditions are equivalent to the Company’s common stock.  Restricted stock awards that vest based on achievement of a market condition are not eligible for dividends during the vesting period unless the Compensation Committee determines otherwise.  The restricted stock awards granted in the three months ended March 31, 2013 with market conditions are not eligible to receive dividends durng the vesting period.

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

The fair value of each option award with service-only vesting conditions is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations.  The fair value for option awards with vesting that is conditional on achievement of market conditions, as described above, is adjusted to reflect the probability of satisfying the market condition based on a series of stock price path simulations.  The fair value of each restricted stock award with service only vesting conditions is based on the closing price of the Company’s common stock on the grant date.  The fair value of restricted stock awards with vesting that is conditional on achievement of market conditions is estimated using a model that considers the closing price of the Company’s common stock on the grant date, the probability of achievement of market conditions and a reduction for the present value of future expected dividends for those that are not eligible to receive dividends during the vesting period.

The summary of the activity and status of the Company’s stock options for the three months ended March 31, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2012	1,714	$12.29
Granted during the period	641	11.29
Exercised during the period	-	-
Forfeited during the period	(7)	14.47
Expired during the period	(82)	14.87
Outstanding at March 31, 2013	2,266	11.91	8.3 years	$4,783

Exercisable at March 31, 2013	793	13.97	6.4 years	$600
Total outstanding, vested and expected to vest at March 31, 2013	2,036	$12.07		$4,088

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2013 was $2.94.  The total fair value of options that vested during the three months ended March 31, 2013 was $0.6 million.  As of March 31,

2013, there was $3.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.1 years.

The summary of the activity and status of the Company’s restricted stock for the three months ended March 31, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2012	342	$11.67
Granted during the period	430	10.91
Vested during the period	(23)	12.99
Forfeited during the period	(4)	13.91
Restricted stock outstanding at March 31, 2013	745	$11.13

As of March 31, 2013, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the three months ended March 31, 2013,  2,236 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the three months ended March 31, 2013.

Note 9.  Income Taxes

Income tax expense for the three months ended March 31, 2013 was $4.3 million, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.3 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $10.9 million as of March 31, 2013.  The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) due to the application of Section 382 of the Internal Revenue Code.  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 10.  Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan. The Company recognized a total of $3.0 million in restructuring costs related to these initiatives in 2012, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million.  The Plan was substantially completed as of December 31, 2012.  Less than $0.1 million was recognized during the three months ended March 31, 2013 in connection with this plan.

A liability for restructuring charges in the amount of $2.7 million was included in the Company’s consolidated balance sheet as of December 31, 2012, related to employee termination costs and lease termination costs accrued but not yet paid.  The table below provides a roll-forward of the restructuring liability balance from December 31, 2012 through March 31, 2013:

(In thousands)	Employee Severance and Termination Benefits	Lease Termination Costs	Total
Beginning balance at December 31, 2012	$2,387	$304	$2,691
Additions	-	40	40
Payments	(1,121)	(344)	(1,465)
Ending balance at March 31, 2013	$1,266	$-	$1,266

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

In February 2013, the Company received notice of a dispute from a carrier regarding billings for access services.  Although the outcome of the dispute is difficult to determine at this early stage, the Company intends to vigorously contest and defend its position and believes that the possibility of an unfavorable outcome is remote.  As such, no amounts have been recorded in the condensed consolidated financial statements related to this dispute.

In October 2012, the Company was named as the defendant in a patent infringement case alleging that the Company’s communications networks, systems and components infringe three patents held by GlobeTecTrust LLC, the plaintiff.  The Company settled this case in April 2013, which settlement did not have a material impact on the consolidated financial statements.

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

The Company has other purchase commitments relating to capital expenditures totaling $2.1 million as of March 31, 2013, which are expected to be satisfied during 2013.

In connection with the spin-off from NTELOS Holdings Corp. (“NTELOS”) on October 31, 2011, the Company entered into a series of agreements with NTELOS which are intended to govern the relationship between the Company and NTELOS going forward, and within such agreements, the companies are required to indemnify each other regarding certain matters.    Specifically, under the tax matters agreement entered into between NTELOS and the Company, the Company is generally required to indemnify NTELOS against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Lumos Networks, (3) certain other actions or failures to act by the Company, or (4) any breach by the Company of certain of its representations or undertakings.  The Company’s indemnification obligations to NTELOS and its subsidiaries, officers and directors are not limited by any maximum amount.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such.  The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements.  These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these risks are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.  Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements.  Furthermore, forward-looking statements speak only as of the date they are made.  We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.  You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  The following discussion contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our overall strategy is to (i) maximize the value of our 5,800 mile long-haul fiber optic network to expand the sale of data and IP-services to new and existing enterprise and government customers while maintaining a ratio of approximately 70% to 80% on-net traffic; (ii) leverage our fiber network to expand to new fiber to the cell site opportunities; (iii) utilize our fiber footprint and carrier relationships to expand our revenue in transport; (iv) continue to provide high quality customer service and a compelling value proposition; (v) continue to shift incremental resources from the declining legacy voice products into our faster growing and more profitable strategic data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to further leverage our fiber network and growing offering of data services; and (vii) use our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments and Strategy

Beginning in the first quarter of 2013, we restructured our operating segments to more closely align with our product and service offerings, which coincides with the way that our chief operating decision makers measure performance and allocate resources.  We have three reportable operating segments, consisting of strategic data, legacy voice and access.

Our strategic data segment, which provided approximately 56.5%  and 50.3% of our total revenue for the three months ended March 31, 2013 and 2012, respectively, and represents the main growth opportunity and the key focal point of our strategy, includes our enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product groups.  We market and sell these services primarily to business, educational institutions, healthcare providers, government and carrier customers.    Revenue for our strategic data segment increased 14.6% for the three months ended March 31, 2013, as compared to the same period in 2012.  These businesses, in the aggregate, typically carry higher margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force have more recently been and will continue to be dedicated to expanding revenue and profit from our strategic data products.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our strategic data segment depends on our ability to efficiently manage our capital expansion plans, attract new customers and upsell existing customers, successfully implement the “edge-out” feature of our strategy and respond to competition from other data service providers in existing and new markets.

The 14.6% year-over-year growth in our strategic data segment was achieved primarily through increases in customer bandwidth demand, an approximate 16% increase in the number of on-net buildings and by more than doubling our fiber to the cell sites.   We have an experienced sales force dedicated to improving our market penetration and facilitating the sale of our data and IP-based services, including sales resources focused on obtaining long-term fiber to the cell site contracts with wireless carriers that are deploying 4G data services.  We had fiber deployed to 370 towers at December 31, 2012 and we installed fiber to 35 additional towers in the first quarter of 2013 for a total of 405 fiber to the cell sites as of March 31, 2013.

The remainder of our total revenue in the first quarter of 2013 was generated by our legacy voice and access segments, which provided 28.3% and 15.2% of revenue, respectively, for the three months ended March 31, 2013 (32.6% and 17.1%, respectively, for the same quarter in 2012).  These businesses, in the aggregate, require limited incremental capital and personnel investment to maintain the underlying assets, and deliver reasonably predictable cash flows.  Revenue from our legacy voice and access segments declined 11.1% and 9.2%, respectively, for the three months ended March 31, 2013, as compared to the same period in 2012.    This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes, the effect of current economic conditions on businesses and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 15%. Despite the declining revenues, it is expected that the cash flows from these businesses will continue to be a significant contributor to funding the capital expenditures required for our higher growth and higher margin strategic data businesses.

We anticipate further access revenue declines as a result of recent actions taken by applicable regulatory authorities, principally the FCC and the SCC.  On November 18, 2011, the FCC released an order comprehensively reforming its Universal Service Fund and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012.  However, a portion of the access revenue that we currently receive from carriers will be recovered through payments from the FCC’s newly created “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s newly created “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Access revenue also will continue to be negatively impacted by network grooming of carriers.  These actions directly impact the access rates charged by our RLEC, which provides service to the rural Virginia cities of Waynesboro and Covington,  and portions of Alleghany, Augusta and Botetourt counties.  Our combined revenues from RLEC access and the USF, including the CAF for the first quarter of 2013 (with the USF, the “cost recovery mechanisms”), were  $6.9 million ($1.9 million of which was from intra-state access revenues and $4.0 million was from cost recovery mechanisms) and $7.8 million ($3.3 million of which was from intra-state access revenues and $1.8 million was from cost recovery mechanisms) for the same quarter in 2012.

Our operating income margins were approximately 26% and 23% for the three months ended March 31, 2013 and 2012, respectively.  The increase in operating margins is due to a shift towards higher margin product lines combined with a decrease in selling, general and administrative expenses.  We took certain cost reduction measures in the fourth quarter of 2012 intended to increase our ability to fund our capital investment in our data business.  Specifically, we completed a cost reduction plan in December 2012 that involved a reduction of approximately 10% of our workforce (primarily in our legacy businesses), consolidation of certain facilities and freezing the accumulation of benefits under certain postretirement plans.  The overall decrease in selling, general and administration expenses in the first quarter of 2013 is partially attributable to reduced salaries, wages and benefits and rental expense as a direct result of these initiatives (see “Results of Operations” below for further discussion).

Market Risks

Many of the market risk factors described above which affected our results of operations in 2012 and the first three months of 2013 are expected to continue throughout the remainder of 2013 and beyond.

Operating Revenues

Our revenues are generated from the following segments:

•

Strategic data, which includes the following products:  enterprise data (dedicated internet,  metro Ethernet, and private line), carrier data (wholesale transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, VoIP, and IP-based video);

•	Legacy voice, which includes the following products: local lines, PRI, long distance, toll and directory services and legacy dial-up Internet services; and
•	Access, which primarily includes switched access and reciprocal compensation.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

Network access costs, including usage-based access charges, long distance and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers and leased facility expenses for connection to other carriers;

•

Selling general and administrative expenses, including network operating costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors  and amortization of actuarial losses related to retirement plans;

•	Depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	Accretion of asset retirement obligations; and
•	Restructuring charges.

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income (loss) attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate derivatives.

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

Note 3, Disclosures About Segments of an Enterprise and Related Information, of the Notes to Unaudited Condensed Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA to Operating Income on a consolidated basis.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations,  gain on interest rate derivatives and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, related charges or amortization of debt issuance fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have a partnership through our RLEC with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Operating revenues increased $1.1 million, or 2.2%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to a  $3.8 million increase in strategic data revenues, partially offset by an aggregate decrease of $2.7 million in legacy voice and access revenues.  For the three months ended March 31, 2013,  strategic data revenues represented 56.5% of our total revenue, compared to 50.3% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $2.1 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to a  $1.7 million increase in gross profit (operating revenues less network access costs) combined with a $0.8 million decrease in selling, general and administrative expenses, partially offset by an increase in depreciation and amortization expense of $0.3 million due to capital additions. The remaining fluctuations in operating expense compared to the same quarter in 2012 are described in the operating expenses section below.

Net income attributable to Lumos Networks increased $1.1 million from the three months ended March 31, 2012 to the three months ended March 31, 2013.  Reflected in these results was the $2.1 million increase in operating income partially offset by a $0.1 million increase in interest expense and a $0.9 million increase in income taxes.

Adjusted EBITDA was $24.7 million and $22.3 million for the three months ended March 31, 2013 and 2012, respectively.  The $2.4 million increase in adjusted EBITDA is attributable to the increase in gross profit of $1.7 million and an overall decrease in other operating expenses, as described above and in further detail below.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and product group for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Operating Revenues	2013	2012	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$9,935	$8,848	$1,087	12.3%
Carrier Data	14,945	12,474	2,471	19.8%
IP Services	4,781	4,549	232	5.1%
Total Strategic Data	29,661	25,871	3,790	14.6%
Legacy Voice	14,884	16,744	(1,860)	(11.1)%
Access	7,989	8,797	(808)	(9.2)%
TOTAL	$52,534	$51,412	$1,122	2.2%

•

Strategic Data.    The overall increase in strategic data revenues of $3.8 million, or 14.6%, is due to increased customer bandwidth demand and increases in the number of on-net buildings and connections to wireless cell sites, as described below.

o

Enterprise Data – The 12.3% increase noted in the table above  was primarily driven by increased customer bandwidth demand and an increase in on-net buildings of 15.9%, from 1,066 as of March 31, 2012 to 1,235 as of March 31, 2013.  Revenue from our metro Ethernet product was the largest contributor, increasing $1.2 million for the respective three-month period.

o

Carrier Data –The $2.5 million, or 19.8%, increase in carrier data revenue is due to a $1.4 million increase in FTTC revenues attributable to a 161% increase in our fiber connections to wireless cell sites, from 155 as of March 31, 2012 to 405 as of March 31, 2013  and an increase in carrier transport product revenues due to increased carrier demand.

o

IP Services – The 5.1% increase noted in the table above  was primarily driven by increases in high speed fiber to the premises, Internet and video services and other VoIP services partially offset by declines in the legacy DSL products. IP services are anchored by high speed broadband with 98% coverage. Our fiber-to-the-home passed approximately 16,500 homes as of March 31, 2013 as compared to 15,100 as of the end of the same quarter in the prior year.

•

Legacy Voice.   The 11.1% decline in legacy voice revenues was primarily due to the continuing churn from the commoditization of this product set, the increasing use of wireless devices and our shift in focus to voice over IP (which is included in IP services revenue).  As of March 31, 2013, we operated approximately 30,600 RLEC telephone access lines and 106,000 competitive voice lines, compared to approximately 32,700 and 118,000 at March 31, 2012, respectively.  This represents a 6.4% year-over-year decline in RLEC telephone access lines and a 10.2% year-over-year decline in competitive voice lines due to cable competition, wireless substitution and the economic climate.

•

Access.    The 9.2% decline in access revenues from the same quarter in the prior year is primarily due to a net 9.4% year-over-year decrease in access lines and rate reductions beginning in July 2012 based on actions from regulatory authorities, as described in the overview section above.

OPERATING EXPENSES

The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Operating Expenses	2013	2012	$ Variance	%Variance
(Dollars in thousands)
Network access costs	11,154	11,764	$(610)	(5.2)%
Selling, general and administrative expenses	18,020	18,813	(793)	(4.2)%
Depreciation and amortization	9,563	9,220	343	3.7%
Accretion of asset retirement obligations	31	30	1	3.3%
Restructuring charges	40	-	40	N/M %
Total operating expenses	$38,808	$39,827	$(1,019)	(2.6)%

NETWORK ACCESS COSTS—Network access costs decreased $0.6 million, or 5.2%, from the three months ended March 31, 2012 primarily due to the decrease in voice access lines partially offset by the addition of data lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—Selling, general and administrative expenses decreased $0.8 million, or 4.2%, from the same quarter in the prior year due to a $0.3 million decrease in salaries, wages and benefits as a result of reduced employee headcount combined with a $0.1 million decrease in amortization of actuarial losses and a $0.4 million decrease in other operating costs.  Decreases in rent, contracted services and bad debt expense in the aggregate accounted for a $0.7 million decrease in other operating costs, which decreases were partially offset by an increase in materials and supplies costs of $0.3 million.  The decreases in employee headcount and rent expense are primarily attributable to the restructuring plan that was completed in December 2012, which included an employee reduction-in-force and consolidation of certain facilities.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization increased  $0.3 million, or 3.7%, from the three months ended March 31, 2012.  This increase is attributable to a $0.7 million increase in depreciation costs, partially offset by a $0.3 million decrease in amortization costs.  The increase in depreciation costs is directly attributable to capital additions primarily related to investment in our network including fiber to the cell site installations.  The decrease in amortization cost is primarily related to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated pattern of benefit and the expiration of certain non-compete agreements at the end of 2012.

OTHER INCOME (EXPENSES) – Interest expense for the three months ended March 31, 2013 and 2012 was $3.1 million and $3.0 million, respectively, representing an increase of $0.1 million, or 4.7%.  During each of the three months ended March 31, 2013 and 2012, interest expense primarily includes actual interest associated with our Credit Facility.  Although the average outstanding balance under this debt facility decreased year-over-year, the blended average interest rate increased from 3.78% for the three months ended March 31, 2012 to 4.09% for the three months ended March 31, 2013.

Additionally, for the three months ended March 31, 2013 and 2012, we recorded a gain on interest rate derivative instruments of $0.2 million and $0.1 million, respectively, which is reflected as “gain on interest rate derivatives” in the condensed consolidated statement of income (see note 4 in Part I, Item 1. Financial Statements).

INCOME TAXES – Income tax expense for the three months ended March 31, 2013 and 2012 was $4.3 million and $3.4 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses.  Our effective income tax rate of 40.1% did not change materially in 2013 as compared to 39.3% in 2012.    We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.3 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $10.9 million as of March 31, 2013.  These NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031.

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the three months ended March 31, 2013 and 2012, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided by operating activities.

As of March 31, 2013, we had $408.1 million in aggregate long-term liabilities, consisting of $309.6 million in borrowings under our Credit Facility ($310.6 million including the current portion), $1.0 million in capital lease obligations and $98.5 million in other long-term liabilities, inclusive of deferred income tax liabilities of $64.5 million and other long-term liabilities of $34.0 million.  Our credit agreement includes a revolving credit facility of $60 million (the “Revolver”), approximately $55.0 million of which was available for our working capital requirements and other general corporate purposes as of March 31, 2013.  As of March 31, 2013, we were in compliance with all of our debt covenants, and our ratios at March 31, 2013 were as follows:

	Actual	Covenant Requirement at March 31, 2013
Total debt outstanding to EBITDA (as defined in the credit agreement)	3.40	Not more than 4.00
Interest coverage ratio	8.00	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years.  As of March 31, 2013, the principal portion of these capital lease obligations was due as follows:  $0.5 million in 2013, $0.4 million in 2014, $0.4 million in 2015, $0.2 million in 2016 and $0.1 million thereafter.

On April 30, 2013, Lumos Networks Operating Company entered into a $425 million credit facility (the “New Credit Facility”) consisting of a $50 million senior secured five year revolving credit facility, a $100 million senior secured five year amortizing term loan and a $275 million senior secured six year amortizing term loan.  The Company used the net proceeds to refinance and extend the maturity of the Credit Facility and for general corporate purposes.

Under the credit agreement governing the New Credit Facility, we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an materially adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the New Credit Facility.  The restrictions and conditions, include a maximum leverage ratio of 4.75:1.00 through December 31, 2013, 4.50:1:00 for the period from January 1, 2014 through December 31, 2014, 4.25:1.00 for the period from January 1, 2015 through December 31, 2015 and 4.00:1.00 thereafter.  The New Credit Facility also sets a minimum interest coverage ratio of 3.25:1.00.

The New Credit Facility has a maximum distributable amount that limits restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and will be reduced by future restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).

During the three months ended March 31, 2013, net cash provided by operating activities was $18.6 million.  Net income during this period was $6.5 million which included $14.2 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used  $2.1 million.  The principal changes in operating assets and liabilities from December 31, 2012 to March 31, 2013 were as follows: accounts receivable increased  $0.8 million; current assets decreased $0.9 million; changes in income taxes provided $0.6 million; accounts payable decreased  $2.9 million; and other current liabilities increased $0.1 million.

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

Our cash flows used in investing activities for the three months ended March 31, 2013 were approximately $15.1 million.  Of this total, $15.0 million was used for the purchase of property and equipment comprised of (i) $10.8 million for success-based customer and network expansion, (ii) $1.3 million for infrastructure upgrades and network sustainment and (iii) $3.0 million primarily for information technology upgrades.

Our cash flows used in investing activities for the three months ended March 31, 2012 were $17.2 million.  Of this total, $17.4 million was used for the purchase of property and equipment comprised of (i) $13.6 million for success-based customer and network expansion, (ii) $1.0 million for infrastructure upgrades and network sustainment and (iii) $2.7 million primarily for information technology upgrades.  Our cash flows used in investing activities for the three months ended March 31, 2012 also included $0.3 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $0.3 million of the required pledged deposit, and $0.5 million of reimbursable capital spending on the RUS project.

We currently expect capital expenditures for 2013 to be in the range of $65 million to $70 million.  These capital expenditures will be targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Additionally, we will provide essential network facility upgrades for our legacy voice and access segments, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home.  A portion of our capital expenditures for 2013 are also expected to be devoted to internal business system upgrades and enhancements.

Net cash used in financing activities for the three months ended March 31, 2013 aggregated $3.5 million, which primarily represents the following:

"	$1.9 million repayments on our Credit Facility;
"	$1.5 million of borrowings (net of repayments) under the revolving credit facility;
"	$3.0 million cash dividends paid on common stock; and
"	$0.1 million payments under capital lease obligations.

Net cash used in financing activities for the three months ended March 31, 2012 aggregated $12.5 million, which primarily represents the following:

"	$8.9 million of repayments (net) under the revolving credit facility;
"	$0.5 million repayments on our Credit Facility;
"	$3.0 million cash dividends paid on common stock;
"	$0.2 million payments under capital lease obligations; and
"	less than $0.1 million provided by other financing activities.

As of March 31, 2013, we had $5.3 million in restricted cash and negative working capital (current assets minus current liabilities) of $0.6 million.  Substantially all of the cash on hand as of March 31, 2013 represents previously mentioned pledged deposits for our RUS grant.  We have a swingline arrangement with our primary commercial bank which is part of the total $60 million revolving credit facility.  This facility is automatically drawn on or paid down based on cash inflows and outflows from our master cash account which serves to minimize the cost of capital.

As discussed previously in this Management’s Discussion and Analysis, events and actions taken by the FCC and telecommunication carriers that we interconnect with are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect American Fund (CAF) payments to the Company.  We believe that the growth of our cash flows in our strategic data segment will more than offset the decline in the access cash flows over time.

We expect that our cash flows from operations coupled with cash available from the refinancing are sufficient to satisfy our foreseeable working capital requirements, capital expenditures, dividend payments and debt service requirements for the next 12 months.

On February 27, 2013, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 11, 2013 to stockholders of record on March 13,  2013 and totaled $3.1 million.  On May 1, 2013, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on July 11, 2013 to stockholders of record on June 13, 2013.

After considering the cost to service the New Credit Facility as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend.  All decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under our credit agreement, applicable law and other factors our board deems relevant.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of the reclassification on each affected net income line item of items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety.  A cross reference to other required U.S. GAAP disclosures is required for AOCI reclassification items that are not reclassified in their entirety into net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We have complied with the requirements of this pronouncement by providing disclosure of the income statement line items affected by reclassifications out of other comprehensive income during the periods presented in the Notes to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $370 million credit facility on October 31, 2011.  As of March 31, 2013, $310.6 million was outstanding under our Credit Facility.  As of March 31, 2013, we had a leverage ratio of 3.40:1.00 and an interest coverage ratio 8.00:1.00, both of which are favorable to any future covenant requirement.  We have other fixed rate, long-term debt in the form of capital leases totaling $1.6 million as of March 31, 2013.

Under the terms of our Credit Facility, we were required to enter into an interest rate derivative instrument for three years on 50% of the term loans (approximately $153 million).  In February 2012, we entered into a 3% interest rate CAP for February 2012 through December 31, 2012 and a delayed interest rate swap agreement from December 31, 2012 through December 31, 2015 whereby we swap three-month LIBOR with a fixed rate of approximately 0.8% on 50% of the term loan balances outstanding.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances and 100% of the revolver outstanding balance.  We do not purchase or hold any financial derivative instruments for trading purposes.

At March 31, 2013, our financial assets in the condensed consolidated balance sheets included unrestricted cash of less than $0.1 million and restricted cash of $5.3 million.  Other securities and investments totaled $0.4 million at March 31, 2013.

The following sensitivity analysis indicates the impact at March 31, 2013, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$310,625	$319,290	$322,094	$318,362
Capital lease obligations	$1,573	$1,573	$1,731	$1,416

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by us to other carriers for access to our network.  While the results of litigation and disputes are inherently unpredictable, we do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows (see Note 11, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements).

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 18) in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended March 31, 2013, the Company repurchased 365 shares of Company stock for less than $0.1 million in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2013 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	-	$-	N/A	N/A
February 1, 2013 - February 28, 2013	-	$-	N/A	N/A
March 1, 2013 - March 31, 2013	365	$11.31	N/A	N/A
	365	$11.31	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan (Amended as of February 27, 2013)
10.2*	Form of Stock Option Award Letter (Service-based) dated as of March 1, 2013
10.3*	Form of Stock Option Award Letter (Performance-based) dated as of March 1, 2013
10.4*	Form of Restricted Stock Award Letter (Service-based) dated as of March 1, 2013
10.5*	Form of Restricted Stock Award Letter (Performance-based) dated as of March 1, 2013
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed with the definitive Proxy Statement for the Annual Meeting of Stockholders on Form DEF14A on March 12, 2013 and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

By:	/s/ Harold L. Covert
Name:	Harold L. Covert
Title:	Executive Vice President, Chief Financial Officer and Treasurer