Form 10-Q
period 2013-06-30
Lumos Networks Corp.
filed 2013-08-01
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 22,002,800 shares of the registrant’s common stock outstanding as of the close of business on July 29, 2013.

LUMOS NETWORKS CORP.
2013 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

0

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	June 30, 2013	December 31, 2012
Assets

Current Assets
Cash	$62,834	$2
Restricted cash	4,324	5,303
Accounts receivable, net of allowance of $1,078 ($1,822 in 2012)	25,565	22,676
Other receivables	1,207	2,400
Income tax receivable	1,164	954
Prepaid expenses and other	3,699	5,136
Deferred income taxes	3,807	3,357
Total Current Assets	102,600	39,828

Securities and Investments	509	462

Property, Plant and Equipment
Land and buildings	18,713	19,489
Network plant and equipment	439,221	419,176
Furniture, fixtures and other equipment	30,349	22,070
Total in service	488,283	460,735
Under construction	23,296	19,764

	511,579	480,499
Less accumulated depreciation and amortization	158,780	143,910

Total Property, Plant and Equipment, net	352,799	336,589

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $76,688 ($72,876 in 2012)	29,983	34,895
Deferred charges and other assets	7,930	4,448
Total Other Assets	138,210	139,640

Total Assets	$594,118	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2013	December 31, 2012
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$5,178	$7,900
Accounts payable	9,982	17,453
Dividends payable	3,062	3,013
Advance billings and customer deposits	13,591	13,527
Accrued compensation	2,461	1,742
Accrued operating taxes	4,912	3,838
Other accrued liabilities	5,938	6,284
Total Current Liabilities	45,124	53,757

Long-term Liabilities
Long-term debt	377,216	304,325
Retirement benefits	29,586	30,413
Deferred income taxes	66,590	59,313
Other long-term liabilities	2,247	3,500
Income tax payable	709	609
Total Long-term Liabilities	476,348	398,160

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,042 shares issued and 22,002 shares outstanding (21,610 shares issued and 21,498 shares outstanding in 2012)	220	216
Additional paid in capital	132,160	129,570
Treasury stock, 40 shares at cost (112 shares in 2012)	(84)	-
Accumulated deficit	(48,009)	(53,060)
Accumulated other comprehensive loss, net of tax	(12,298)	(12,676)
Total Lumos Networks Corp. Stockholders' Equity	71,989	64,050
Noncontrolling Interests	657	552

Total Equity	72,646	64,602

Total Liabilities and Equity	$594,118	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Operating Revenues	$52,311	$50,803	$104,845	$102,215

Operating Expenses
Network access costs	10,501	12,177	21,655	23,941
Selling, general and administrative	18,896	20,777	36,916	39,590
Depreciation and amortization	10,796	8,803	20,359	18,023
Accretion of asset retirement obligations	33	31	64	61
Restructuring charges	-	-	40	-
Total Operating Expenses, net	40,226	41,788	79,034	81,615
Operating Income	12,085	9,015	25,811	20,600

Other Income (Expenses)
Interest expense	(3,406)	(2,929)	(6,534)	(5,916)
Gain (loss) on interest rate derivatives	267	(438)	454	(292)
Other (expense) income, net	(907)	23	(882)	31
Total Other Expenses, net	(4,046)	(3,344)	(6,962)	(6,177)
Income Before Income Tax Expense	8,039	5,671	18,849	14,423

Income Tax Expense	3,241	2,953	7,573	6,396

Net Income	4,798	2,718	11,276	8,027

Net (Income) Loss Attributable to Noncontrolling Interests	(36)	57	(105)	35

Net Income Attributable to Lumos Networks Corp.	$4,762	$2,775	$11,171	$8,062

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:
Earnings per share - basic	$0.22	$0.13	$0.51	$0.39
Earnings per share - diluted	$0.22	$0.13	$0.51	$0.38

Cash Dividends Declared per Share - Common Stock	$0.14	$0.14	$0.28	$0.28

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net Income	$4,798	$2,718	$11,276	$8,027

Other Comprehensive Income, net of tax:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $120 and $173 of deferred tax asset for the three months ended June 30, 2013 and 2012, respectively, and $241 and $346 of deferred tax asset for the six months ended June 30, 2013 and 2012, respectively (see Note 2)	189	445	378	544

Other Comprehensive Income, net of tax	189	445	378	544

Total Comprehensive Income	4,987	3,163	11,654	8,571

(Less) Plus: Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(36)	57	(105)	35

Comprehensive Income Attributable to Lumos Networks Corp.	$4,951	$3,220	$11,549	$8,606

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$11,276	$8,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,447	12,457
Amortization	4,912	5,566
Accretion of asset retirement obligations	64	61
Deferred income taxes	6,765	6,086
(Gain) loss on interest rate derivatives	(454)	292
Equity-based compensation expense	2,353	1,788
Amortization of debt issuance costs	472	403
Write off of unamortized debt issuance costs	890	-
Retirement benefits, net of cash contributions and distributions	(208)	(470)
Excess tax benefits from share-based compensation	(179)	-
Other	(84)	(42)
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(2,889)	1,260
Decrease (increase) in other current assets	1,475	(1,557)
Changes in income taxes	(110)	28
Decrease in accounts payable	(4,358)	(1,301)
Increase in other current liabilities	60	1,982
Net Cash Provided by Operating Activities	35,432	34,580

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(26,724)	(28,988)
Broadband network expansion funded by stimulus grant	(30)	(847)
Change in restricted cash	979	804
Cash reimbursement received from broadband stimulus grant	979	804
Purchase of tradename asset	-	(333)
Other	-	(26)
Net Cash Used in Investing Activities	(24,796)	(28,586)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	375,000	-
Payment of debt issuance costs	(4,849)	-
Principal payments on senior secured term loans	(307,500)	(1,000)
Borrowings from revolving credit facility	15,000	6,566
Principal payments on revolving credit facility	(18,521)	(13,066)
Termination payments of interest rate swaps	(858)	-
Cash dividends paid on common stock	(6,071)	(5,945)
Principal payments under capital lease obligations	(194)	(404)
Proceeds from stock option exercises and employee stock purchase plan	101	74
Excess tax benefits from share-based compensation	179	-
Other	(91)	10
Net Cash Provided by (Used in) Financing Activities	52,196	(13,765)
Increase (decrease) in cash	62,832	(7,771)
Cash:
Beginning of Period	2	10,547

End of Period	$62,834	$2,776

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

Note 2.  Summary of Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and for the three and six months ended June 30, 2012 contain all adjustments  necessary to present fairly in all material respects the financial position as of June 30, 2013, and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Beginning in the first quarter of 2013, the Company revised the presentation of current deferred tax assets in its condensed consolidated balance sheet and made conforming changes to the presentation of current deferred tax assets in the condensed consolidated balance sheet as of December 31, 2012.  These changes did not have a material impact on the Company’s consolidated financial condition for any period presented.

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

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions with a maturity date of not greater than 90 days from acquisition and all are investments held by commercial banks.  At times, such investments may be in excess of the FDIC insurance limit.  At June 30, 2013 and December 31, 2012, the Company did not have any cash equivalents.  As of June 30, 2013, all of the Company’s cash was held in non-interest bearing deposit accounts.  Total interest income related to cash was negligible for the three and six months ended June 30, 2013 and 2012.

The Company previously utilized a zero balance arrangement for its master cash account against a swingline credit facility that the Company had with its primary commercial bank.  This swingline facility was terminated on April 30, 2013, concurrent with the closing of the Company’s debt refinancing (see Note 4).  As  of December 31, 2012,  the Company reclassified its book overdraft related to this master cash account of $1.8 million to Accounts Payable on the condensed consolidated balance sheets.  The Company has classified the respective changes in book overdraft amounts in cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company received $1.0 million in the six months ended June 30, 2013.  The Company has a $0.6 million receivable for the reimbursable portion of the qualified recoverable expenditures as of June 30, 2013.  At June 30, 2013, the Company’s pledged account balance was  $4.3 million.  This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to commercial and residential end-users and to other communication carriers primarily in Virginia, West Virginia and in portions of Maryland, Pennsylvania, Ohio and Kentucky and to residential end users in the Company’s Rural Local Exchange Carrier (RLEC) service areas of Virginia.  The Company has credit and collection policies to maximize collection of trade accounts receivable and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade accounts receivable.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended June 30, 2013 and 2012 was $0.1 million and less than $0.1 million, respectively, and bad debt expense for each of the six months ended June 30, 2013 and 2012 was $0.1 million.  The Company’s allowance for doubtful accounts was $1.1 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2012 to June 30, 2013:

		Additions
(In thousands)	December 31, 2012	Charged to Expense	Charged to Other Accounts	Deductions	June 30, 2013
Allowance for doubtful accounts	$1,822	$45	$-	$(789)	$1,078

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of June 30, 2013 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company periodically reviews and updates based on historical experiences and future expectations.  Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including certain software licenses, is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At June 30, 2013 and December 31, 2012, other intangibles were comprised of the following:

		June 30, 2013		December 31, 2012
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(74,567)	$103,153	$(69,734)
Trademarks	0.5 to 15 yrs	3,518	(2,121)	3,518	(2,042)
Non-compete agreements	2 yrs	-	-	1,100	(1,100)
Total		$106,671	$(76,688)	$107,771	$(72,876)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2013.  Amortization expense for the three months ended June 30, 2013 and 2012 was $2.5 million and $2.8 million, respectively, and amortization expense for the six months ended June 30, 2013 and 2012 was $4.9 million and $5.6 million, respectively.

Amortization expense for the remainder of 2013 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2013	$4,833	$79	$4,912
2014	9,028	159	9,187
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256
2018	1,785	159	1,944

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company uses a two-step process to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.  The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of goodwill during the six months ended June 30, 2013.

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

For the three and six months ended June 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for the Pension Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$-	$511	$-	$1,021
Interest cost	608	674	1,216	1,349
Expected return on plan assets	(975)	(879)	(1,951)	(1,759)
Amortization of loss	229	370	459	741
Net periodic benefit cost (benefit)	$(138)	$676	$(276)	$1,352

Pension plan assets were valued at $54.1 million and $51.7 million at June 30, 2013 and December 31, 2012, respectively.  No funding contributions were made in the three or six months ended June 30, 2013, and the Company does not expect to make a funding contribution during the remainder of 2013.

For the three and six months ended June 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$23	$20	$46	$39
Interest cost	121	131	242	263
Amortization of loss	7	-	14	-
Net periodic benefit cost	$151	$151	$302	$302

The total expense recognized for the Company’s nonqualified pension plans for the three months ended June 30, 2013 and 2012, was $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.1 million of this expense for the same respective periods  relates to the amortization of actuarial loss.  The total expense recognized for the Company’s nonqualified pension plans for the six months ended June 30, 2013 and 2012 was $0.2 million and $0.4 million, respectively, and $0.1 million and $0.2 million of this expense for the same respective periods relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the six months ended June 30, 2013 and 2012 was $0.6 million and $0.9 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

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

The fair value of the common stock options granted during the three and six months ended June 30, 2013 and 2012 with service-only conditions was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The fair value of restricted stock awards granted during the three and six months ended June 30, 2013 and 2012 with service-only conditions was estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted during the three and six months ended June 30, 2013 contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  The grant date fair value of these options and restricted shares was adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a  Monte Carlo model (see Note 9).  The Company initially recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  The Company would accelerate expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $1.3 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at June 30, 2013 for the remainder of 2013 and for the years 2014 through 2018 are estimated to be $2.3 million, $3.4 million, $2.3 million, $0.9 million, $0.6 million and $0.3 million, respectively.

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

Note 3.  Disclosures About Segments of an Enterprise and Related Information

The Company has historically managed its business with separate products and services in two segments:  Competitive and RLEC.  Beginning in the first quarter of 2013, the Company restructured its operating segments to more closely align with its product and service offerings, which coincides with the way that the Company’s chief operating decision makers measure performance and allocate resources.  The Company’s chief operating decision makers are its Chief Executive Officer and its Chief Financial Officer (collectively, the “CODMs”).  The Company’s current reportable operating segments are strategic data, legacy voice and access.  A general description of the products and services offered and the customers served by each of these segments is as follows:

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

Summarized financial information concerning the Company’s reportable segments is presented in the following table, including restated segment results for the three and six months ended June 30, 2012 based on the restructuring of our operating segments in the first quarter of 2013:

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2013
Operating revenues	$29,954	$14,329	$8,028	$-	$52,311
Network access costs	5,355	4,834	312	-	10,501
Network operating costs	7,467	2,509	704	-	10,680
Selling, general and administrative expenses	3,801	1,807	971	1,637	8,216
Adjusted EBITDA(1)	13,331	5,178	6,042	-	24,551
Capital expenditures	11,205	329	454	(296)	11,692

For the six months ended June 30, 2013
Operating revenues	$59,615	$29,213	$16,017	$-	$104,845
Network access costs	10,925	10,080	650	-	21,655
Network operating costs	14,085	5,277	1,360	-	20,722
Selling, general and administrative expenses	7,552	3,689	1,981	2,972	16,194
Adjusted EBITDA(1)	27,054	10,166	12,026	-	49,246
Capital expenditures	22,982	453	623	2,666	26,724

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2012
Operating revenues	$26,531	$16,186	$8,086	$-	$50,803
Network access costs	5,323	6,493	361	-	12,177
Network operating costs	5,470	4,172	1,079	-	10,721
Selling, general and administrative expenses	3,408	2,120	1,271	3,257	10,056
Adjusted EBITDA(1)	12,330	3,401	5,375	-	21,106
Capital expenditures	11,836	56	68	(341)	11,619

For the six months ended June 30, 2012
Operating revenues	$52,402	$32,930	$16,883	$-	$102,215
Network access costs	10,369	12,851	721	-	23,941
Network operating costs	10,967	8,482	2,179	-	21,628
Selling, general and administrative expenses	6,640	4,132	2,477	4,713	17,962
Adjusted EBITDA(1)	24,427	7,464	11,506	-	43,397
Capital expenditures	26,420	283	375	1,910	28,988

(1)    The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP measure), defined by the Company as net income (loss) attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate derivatives.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures, including the Company’s reasons for using this non-GAAP financial measure.

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

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Operating income	$12,085	$9,015	$25,811	$20,600
Depreciation and amortization and accretion of asset
retirement obligations	10,829	8,834	20,423	18,084
Sub-total:	22,914	17,849	46,234	38,684
Amortization of actuarial losses	309	445	619	890
Equity-based compensation	1,328	777	2,353	1,788
Restructuring charges	-	-	40	-
Employee separation charges	-	2,035	-	2,035
Adjusted EBITDA	$24,551	$21,106	$49,246	$43,397

Revenues from Verizon accounted for approximately 10% of the Company’s total revenues for each of the three and six months ended June 30, 2013 and 2012. Revenue from Verizon was derived primarily from network access and fiber to the cell site services.

Note 4.  Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Credit facility	$375,000	$311,022
Capital lease obligations	7,394	1,203
	382,394	312,225

Less: current portion of long term debt	5,178	7,900
	$377,216	$304,325

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks Corp., entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for working capital purposes.  As of June 30, 2013, no borrowings are outstanding under the Revolver.

Pricing of the Credit Facility is currently LIBOR plus 3.25% for the Revolver and Term Loan A and LIBOR plus 3.50% for Term Loan B.  The Credit Facility does not require a minimum LIBOR rate.  The Term Loan A matures in 2018 with quarterly payments of 1.25% per annum from September 30, 2014 through December 31, 2016 and 2.50% per annum thereafter.  The Term Loan B matures in 2019 with quarterly payments of 1% per annum beginning on September 30, 2013.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2013, 4.50:1.00 for the period from January 1, 2014 through December 31, 2014, 4.25:1.00 for the period from January 1, 2015 through December 31, 2015 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At June 30, 2013, the Company’s leverage ratio was 4.02:1.00 and its interest coverage ratio was 8.08:1.00.  The Company was in compliance with its restrictive debt covenants as of June 30, 2013.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and will be reduced by future restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of June 30, 2013 was $12.0 million.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00.

The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.  In connection with the aforementioned debt refinancing, the Company paid $0.9 million to terminate a portion of this interest rate swap agreement. The notional amount remaining under the existing swap agreement was $87.7 million at June 30, 2013.  The Company recognized a gain on interest rate derivatives of $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively.  The Company recognized a loss on interest rate derivatives of $0.4 million and $0.3 million for the three and six months ended June 30, 2012, respectively.  In accordance with the terms of the Credit Facility, the Company entered into additional swap agreements in July 2013 to bring the combined notional amount of the swap agreements up to 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%.

In connection with the refinancing, the Company deferred an additional $4.9 million in debt issuance costs and expensed approximately $0.9 million of unamortized debt issuance costs associated with the previous credit facility, which expense is included in other expense on the condensed consolidated statements of income for the three and six months ended June 30, 2013.  Total unamortized debt issuance costs were $7.4 million and $3.9 million as of June 30, 2013 and December 31, 2012, respectively, which amounts are included in deferred charges and other assets on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the three and six months ended June 30, 2013 was $0.3 million and $0.5 million, respectively.  Amortization of debt issuance costs for the three and six months ended June 30, 2012 was $0.2 million and $0.4 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the condensed consolidated statement of income as an offset to interest expense.  The Patronage credits were $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $1.4 million in the remainder of 2013, $5.3 million in 2014, $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017 and $340.1 million thereafter.  The revolver under the Credit Facility, under which no borrowings are outstanding as of June 30, 2013, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the six months ended June 30, 2013 was 3.86%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At June 30, 2013, the carrying value and accumulated amortization of the related assets were $3.0 million and $1.6 million, respectively.  In June 2013, the Company entered into a financing arrangement with a software vendor related to the acquisition of certain software licenses, which the Company classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of June 30, 2013, the carrying value and accumulated depreciation of the related asset were $5.9 million and $0.1 million, respectively.  As of June 30, 2013, the combined total net present value of the Company’s future minimum lease payments is $7.4 million and the principal portion of these capital lease obligations is due as follows:  $1.3 million in the remainder of 2013, $1.3 million in 2014, $2.3 million in 2015, $2.4 million in 2016 and $0.1 million thereafter.

Note 5.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash payments for:
Interest (net of amounts capitalized)	$5,793	$5,602
Income taxes	933	1,149
Cash receipts for:
Income tax refunds	16	215
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	4,989	1,868
Borrowings under capital leases	6,384	137
Dividend declared not paid	3,062	3,000

Cash payments for interest for the six months ended June 30, 2013 in the table above is net of $0.7 million of cash received from CoBank for patronage credits (Note 4).  The amount of interest capitalized was less than $0.1 million for each of the six months ended June 30, 2013 and 2012.

Note 6.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds.  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated balance sheets at cost which approximates fair value because of the short-term maturity of these instruments.  The fair value of the senior credit facility was estimated based on an analysis of the forward-looking interest rates as of June 30, 2013 compared to the forward-looking interest rates at inception, assuming no change in the credit profile of the Company or market demand of similar instruments.  The Company’s valuation technique for this instrument is considered to be a level three fair value measurement within the fair value hierarchy described in FASB ASC 820. The fair values of the derivative instruments (Note 4) were derived based on quoted trading prices obtained from the administrative agents as of June 30, 2013.  The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.  The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table presents the face amount, carrying amount and fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

Financial Instruments
(In thousands)	Face Amount		Carrying Amount	Fair Value
June 30, 2013
Financial assets:
Cash	$62,834		$62,834	$62,834
Long-term investments for which it is not practicable to estimate fair value	N/A		509	N/A
Financial liabilities:
Senior credit facility	375,000		375,000	366,457
Capital lease obligations	7,394		7,394	7,394
Derivatives related to debt:
Interest rate swap liability	87,668	*	560	560

December 31, 2012
Financial assets :
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		462	N/A
Financial liabilities:
Senior credit facility	311,022		311,022	320,739
Capital lease obligations	1,203		1,203	1,203
Derivatives related to debt:
Interest rate swap liability	153,750	*	1,871	1,871

*notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.4 million as of June 30, 2013 and December 31, 2012 represents the Company’s investment in CoBank (Note 4).  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank.  This investment is carried under the cost method.

Note 7.  Stockholders’ Equity

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2013:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$64,050	$552	$64,602
Net income attributable to
Lumos Networks Corp.						11,171		11,171		11,171
Other comprehensive income,
net of tax							378	378		378
Equity-based compensation expense				1,866				1,866		1,866
Adjustments to excess tax benefits
from stock-based compensation				179				179		179
Restricted shares issued, shares
issued through the employee
stock purchase plan, shares
issued through 401(k) matching
contributions and stock options
exercised (net of shares reacquired
through restricted stock forfeits)	432	(72)	4	545	(84)			465		465
Cash dividends declared ($0.28
per share)						(6,120)		(6,120)		(6,120)
Net income attributable to
noncontrolling interests								-	105	105
Balance, June 30, 2013	22,042	40	$220	$132,160	$(84)	$(48,009)	$(12,298)	$71,989	$657	$72,646

On July 31, 2013, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on October  10, 2013 to stockholders of record on September  12, 2013.

Note 8.  Earnings per Share

The Company computes basic earnings per share by dividing net income attributable to Lumos Networks Corp. applicable to common shares by the weighted average number of common shares outstanding during the period.  The impact on earnings per share of nonvested restricted shares outstanding that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares is included in the computation of basic earnings per share pursuant to the two-class method.  The Company issues restricted shares from time to time with vesting terms that are based on achievement of certain stock price performance conditions.  These nonvested restricted shares are excluded from the computation of basic and diluted weighted average shares until the period in which the applicable performance or market conditions are attained.  The Company uses the treasury stock method to determine the number of potentially dilutive common shares from stock options and nonvested restricted shares during the period.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 are detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income attributable to Lumos Networks Corp.	$4,762	$2,775	$11,171	$8,062
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(134)	(62)	(276)	(154)
Numerator for basic and diluted earnings per common share	4,628	2,713	10,895	7,908

Denominator:
Weighted average basic shares outstanding	21,962	21,385	21,824	21,302
Less: weighted average participating securities and nonvested performance-based restricted shares	(725)	(443)	(612)	(406)
Denominator for basic earnings per common share	21,237	20,942	21,212	20,896
Plus: potentially dilutive restricted shares and stock options	229	13	125	30
Denominator for diluted earnings per common share	21,466	20,955	21,337	20,926

Basic earnings per share	$0.22	$0.13	$0.51	$0.39

Diluted earnings per share	$0.22	$0.13	$0.51	$0.38

For the three and six months ended June 30, 2013, the denominator for diluted earnings per common share excludes 578,868  shares and 1,687,938 shares related to stock options which would be antidilutive for each period, respectively.  For the three and six months ended June 30, 2012, the denominator for diluted earnings per common share excludes 1,909,187 shares and 1,275,419 shares related to stock options which would be antidilutive for each period, respectively.

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of June 30, 2013,  362,479 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued.

The Company issued 771,964 stock options and 474,265 shares of restricted stock under the Equity and Cash Incentive Plan during the six months ended June  30, 2013.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Of the 771,964 stock options granted, 317,782 vest upon achievement of a target market price for the Company’s common stock.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.    Some restricted stock awards vest on a graded vesting schedule over a five year period.  Of the 474,265 shares of restricted stock granted, 127,325 vest upon achievement of a target market price for the Company’s common stock.  Dividend rights applicable to restricted stock with service-only vesting conditions are equivalent to the Company’s common stock.  Restricted stock awards that vest based on achievement of a market condition are not eligible for dividends during the vesting period unless the Compensation Committee determines otherwise.  The restricted stock awards granted in the six months ended June 30, 2013 with market conditions are not eligible to receive dividends during the vesting period.

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

The fair value of each option award with service-only vesting conditions is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected terminations.    The fair value of each restricted stock award with service-only vesting conditions is based on the closing price of the Company’s common stock on the grant date.    The fair value for option awards and restricted stock awards with vesting that is conditional on achievement of market conditions, as described above, is adjusted to reflect the probability of satisfying the market condition based on a Monte Carlo valuation model.

The summary of the activity and status of the Company’s stock options for the six months ended June 30, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2012	1,714	$12.29
Granted during the period	772	12.18
Exercised during the period	(4)	13.17
Forfeited during the period	(21)	13.02
Expired during the period	(92)	14.87
Stock options outstanding at June 30, 2013	2,369	$12.15	8.2 years	$11,924

Stock options exercisable at June 30, 2013	807	$13.77	6.3 years	$2,880
Total stock options outstanding, vested and expected to vest at June 30, 2013	2,125	$12.25		$10,500

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2013 was $3.33.  The total fair value of options that vested during the six months ended June 30, 2013 was $0.6 million.  As of June 30, 2013, there was $3.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.3 years.

The summary of the activity and status of the Company’s restricted stock for the six months ended June 30, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2012	342	$11.67
Granted during the period	474	11.36
Vested during the period	(42)	11.94
Forfeited during the period	(22)	12.21
Restricted stock outstanding at June 30, 2013	752	$11.43

As of June 30, 2013, there was $5.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the six months ended June 30, 2013,  4,532 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the six months ended June 30, 2013.

Note 10.  Income Taxes

Income tax expense for the three and six months ended June 30, 2013 was $3.2 million and $7.6 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.2 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $10.9 million as of June 30, 2013.  The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) due to the application of Section 382 of the Internal Revenue Code.  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

Note 11.  Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan. The Company recognized a total of $3.0 million in restructuring costs related to these initiatives in 2012, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million.  The Plan was substantially completed as of December 31, 2012.  Less than $0.1 million was recognized during the six months ended June 30, 2013 in connection with this plan, all of which was incurred during the three months ended March 31, 2013.

A liability for restructuring charges in the amount of $2.7 million was included in the Company’s consolidated balance sheet as of December 31, 2012, related to employee termination costs and lease termination costs accrued but not yet paid.  The table below provides a roll-forward of the restructuring liability balance from December 31, 2012 through June 30, 2013:

(In thousands)	Employee Severance and Termination Benefits	Lease Termination Costs	Total
Beginning balance at December 31, 2012	$2,387	$304	$2,691
Additions	-	40	40
Payments	(1,765)	(344)	(2,109)
Ending balance at June 30, 2013	$622	$-	$622

Note 12.  Commitments and Contingencies

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

In February 2013, the Company received notice of a dispute from a carrier regarding billings for access services.  This matter was resolved with the carrier directly in June 2013, the result of which did not have a material impact on the consolidated financial statements.

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

The Company has purchase commitments relating to capital expenditures totaling $5.0 million as of June 30, 2013, which are expected to be satisfied during 2013.

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

Our strategic data segment provided approximately 57.3%  and 52.2%  of our total revenue for the three months ended June 30, 2013 and 2012, respectively, and 56.9% and 51.3% of total revenue for the six months ended June 30, 2013 and 2012, respectively.  This segment, which includes our enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to business, educational institutions, healthcare providers, government and carrier customers.    Revenue for our strategic data segment increased 13.8% for the six months ended June 30, 2013, as compared to the respective period in 2012.  These businesses, in the aggregate, typically carry higher margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force have more recently been and will continue to be dedicated to expanding revenue and profit from our strategic data products.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our strategic data segment depends on our ability to effectively allocate capital and implement our “edge out” expansion plans in a timely manner, attract new customers and upsell existing customers and respond to competition from other data service providers in existing and new markets.

The 13.8%  growth in our strategic data segment revenues in the first half of 2013 as compared to the same period in the prior year was achieved primarily through increases in customer bandwidth demand, as reflected in the addition of 287 fiber to the cell sites, and an approximate 17% increase in the number of on-net buildings over the last twelve months.   Our sales force is focused on selling into the “edge out” markets, taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying 4G data services, and improving penetration in existing markets.  We had fiber deployed to 370 towers at December 31, 2012 and we added 95 towers in the first half of 2013 for a total of 465 fiber to the cell sites as of June 30, 2013.  Although all of our strategic data product groups (enterprise data, carrier data and IP services) contributed to the year over year growth in revenues, the revenue growth from both our enterprise data and transport products, within our carrier data group, was negatively impacted by network grooming as customers redesign their networks and upgrade to newer products to improve efficiency.    As  we progress with implementing our “edge out” strategy in 2013, which includes extending our network into Richmond, Virginia and Western Pennsylvania, we believe that the effect of churn on these product lines will be more than offset by revenue from new enterprise customers, fiber to the cell site and inter-carrier connectivity.

The remainder of our total revenue was generated by our legacy voice and access segments, which provided 27.4% and 15.3% of revenue, respectively, for the three months ended June 30, 2013  (31.9% and 15.9%, respectively, for the same period in 2012) and provided 27.9% and 15.3% of revenue, respectively, for the six months ended June 30, 2013 (32.2% and 16.5%, respectively for the same period in 2012).  These businesses, in the aggregate, require limited incremental capital and personnel investment to maintain the underlying assets, and deliver reasonably predictable cash flows.  Revenue from our legacy voice and access segments declined 11.5% and 0.7%, respectively, for the three months ended June 30, 2013 and declined 11.3% and 5.1%, respectively, for the six months ended June 30, 2013,  as compared to the respective periods in 2012.    This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 15%. Despite the declining revenues, it is expected that the cash flows from these businesses will continue to be a significant contributor to funding the capital expenditures required for our higher growth and higher margin strategic data businesses.

We anticipate further access revenue declines as a result of certain actions taken by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLEC, which provides service to the rural Virginia cities of Waynesboro and Covington,  and portions of Alleghany, Augusta and Botetourt counties.  Our combined revenues from RLEC access and the USF, including the CAF for the first half of 2013 (with the USF, the “cost recovery mechanisms”), were  $13.9 million ($3.8 million of which was from intra-state access revenues,  $8.3 million was from cost recovery mechanisms and $1.8 million from interstate and other access charges) and for the first half of 2012 were $13.6 million ($6.2 million of which was from intra-state access revenues,  $3.6 million was from cost recovery mechanisms and $3.8 million from interstate and other access charges).

Our operating income margins were approximately 23.1% and 17.7% for the three months ended June 30, 2013 and 2012, respectively, and were approximately 24.6% and 20.2% for the six months ended June 30, 2013 and 2012, respectively.  The increase in operating margins is due to a shift towards higher margin product lines combined with decreases in network access costs and selling, general and administrative expenses.  We took certain cost reduction measures in the fourth quarter of 2012 intended to increase our ability to fund our capital investment in our strategic data business.  Specifically, we completed a cost reduction plan in December 2012 that involved a reduction of approximately 10% of our workforce (primarily in our legacy businesses), consolidation of certain facilities and freezing the accumulation of benefits under certain postretirement benefit plans.  The overall decrease in selling, general and administration expenses in the first half of 2013 is partially attributable to reduced salaries, wages and benefits and rental expense as a direct result of these initiatives combined with certain non-recurring employee termination benefits incurred in the second quarter of 2012 (see “Results of Operations” below for further discussion)

Market Risks

Many of the market risk factors described above which affected our results of operations in 2012 and the first six months of 2013 are expected to continue throughout the remainder of 2013 and beyond.

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

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial gains or losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate derivatives.

Adjusted EBITDA is a non-GAAP financial performance measure.  It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP.  Management believes that Adjusted EBITDA is a standard measure of operating performance and liquidity that is commonly reported in the telecommunications and high speed data transport industry and provides relevant and useful information to investors for comparing performance period to period and for comparing financial performance of similar companies.   Management utilizes Adjusted EBITDA internally to assess its ability to meet future capital expenditure and working capital requirements, to incur indebtedness if necessary, and to fund continued growth.  Management also uses Adjusted EBITDA to evaluate the performance of its business for budget planning purposes and as factors in the Company’s employee compensation programs.

Note 3, Disclosures About Segments of an Enterprise and Related Information, of the Notes to Unaudited Condensed Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA to Operating Income on a consolidated basis.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations,  gains (losses) on interest rate derivatives and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, amortization of debt issuance fees and write-off of unamortized debt issuance fees.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including the amount of our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have a partnership through our RLEC with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Operating revenues increased $1.5 million, or 3.0%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to a  $3.4 million increase in strategic data revenues, partially offset by an aggregate decrease of $1.9 million in legacy voice and access revenues.  For the three months ended June 30, 2013,  strategic data revenues represented 57.3% of our total revenue, compared to 52.2% for the prior year comparative period.  Operating revenues increased $2.6 million, or 2.6%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to a  $7.2 million increase in strategic data revenues, partially offset by an aggregate decrease of $4.6 million in legacy voice and access revenues.  For the six months ended June 30, 2013, strategic data revenues represented 56.9% of our total revenue, compared to 51.3% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $3.1 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to a  $3.2 million increase in gross profit (operating revenues less network access costs) due to network grooming activities combined with a $1.9 million decrease in selling, general and administrative expenses resulting from the restructuring activities in 2012, partially offset by an increase in depreciation and amortization expense of $2.0 million due to capital additions.  Operating income increased $5.2 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to a $4.8 million increase in gross profit combined with a $2.7 million decrease in selling, general and administrative expenses, partially offset by an increase in depreciation and amortization expense of $2.3 million due to capital additions.  The remaining fluctuations in operating expenses in 2013 compared to the same periods in 2012 are described in the operating expenses section below.

Net income attributable to Lumos Networks increased $2.0 million from the three months ended June 30, 2012 to the three months ended June 30, 2013.  Reflected in these results was the $3.1 million increase in operating income partially offset by a $0.5 million increase in interest expense, a $0.2 million increase in other expenses (net) and a $0.3 million increase in income taxes.

Net income attributable to Lumos Networks increased $3.1 million from the six months ended June 30, 2012 to the six months ended June 30, 2013.  Reflected in these results was the $5.2 million increase in operating income partially offset by a $0.6 million increase in interest expense, a $0.2 million increase in other expenses (net) and a $1.2 million increase in income taxes.

Adjusted EBITDA was $24.6 million and $21.1 million for the three months ended June 30, 2013 and 2012, respectively, and $49.2 million and $43.4 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in Adjusted EBITDA for these periods is attributable to the increases in gross profit and overall decreases in other operating expenses, as described above and in further detail below.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and product group for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Operating Revenues	2013	2012	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$10,119	$9,214	$905	9.8%
Carrier Data	15,055	12,669	2,386	18.8%
IP Services	4,780	4,648	132	2.8%
Total Strategic Data	29,954	26,531	3,423	12.9%
Legacy Voice	14,329	16,186	(1,857)	(11.5)%
Access	8,028	8,086	(58)	(0.7)%
TOTAL	$52,311	$50,803	$1,508	3.0%

	Six Months Ended June 30,
Operating Revenues	2013	2012	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$20,054	$18,062	$1,992	11.0%
Carrier Data	30,000	25,143	4,857	19.3%
IP Services	9,561	9,197	364	4.0%
Total Strategic Data	59,615	52,402	7,213	13.8%
Legacy Voice	29,213	32,930	(3,717)	(11.3)%
Access	16,017	16,883	(866)	(5.1)%
TOTAL	$104,845	$102,215	$2,630	2.6%

•

Strategic Data.    Strategic data revenues for the three months ended June 30, 2013 increased $3.4 million, or 12.9%, over the comparative period in 2012, and strategic data revenues for the six months ended June 30, 2013 increased $7.2 million or 13.8% over the comparative period in 2012.  The overall increase in strategic data revenues is due to increased customer bandwidth demand through connections to wireless cell sites and increases in the number of on-net buildings, as described below.

o

Enterprise Data – Enterprise data revenues increased 9.8% for the three months ended June 30, 2013 and 11.0% for the six months ended June 30, 2013 as compared to the respective periods in 2012. These increases  were primarily driven by growth in customer bandwidth demand and a 16.7%  increase in on-net buildings, from 1,091 as of June 30, 2012 to 1,273 as of June 30, 2013.  Revenue from our metro Ethernet product was the largest contributor, increasing $1.2 million, or 34.4%, for the respective three-month period and increasing $2.4 million, or 34.7%, for the respective six-month period.

o

Carrier Data –The approximate 19% increase in carrier data revenue from the comparative three-month and six-month periods in the prior year is attributable to growth in FTTC revenues as a result of the 161% increase in our fiber connections to wireless cell sites, from 178 as of June 30, 2012 to 465 as of June 30, 2013  and an increase in carrier transport product revenues due to increased carrier demand and network expansion.

o

IP Services – The growth in IP services revenue noted in the table above  was primarily driven by increases in high speed fiber to the premises, Internet and video services and other VoIP services partially offset by declines in the legacy DSL products.

•

Legacy Voice.   Revenue from legacy voice products declined 11.5% for the three months ended June 30, 2013 and 11.3% for the six months ended June 30, 2013 as compared to the respective periods in 2012.  These declines  were primarily due to the continuing churn from the commoditization of this product set, the increasing use of wireless devices and our shift in focus to voice over IP (which is included in IP services revenue).  As of June 30, 2013, we operated approximately 30,100 RLEC telephone access lines and 102,200 competitive voice lines, compared to approximately 32,300 and 115,000  as of June 30, 2012, respectively.  This represents a 6.8% year-over-year decline in RLEC telephone access lines and an 11.1% year-over-year decline in competitive voice lines due to cable competition, wireless substitution and the economic climate.

•

Access.    The 5.1% decline in access revenues from the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily due to a net 10.2% year-over-year decrease in access lines and rate reductions beginning in July 2012 based on actions from regulatory authorities, partially offset by the impact of certain cost recovery programs, as described in the overview section above.

OPERATING EXPENSES

The following table summarizes our operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Operating Expenses	2013	2012	$ Variance	%Variance
(Dollars in thousands)
Network access costs	$10,501	$12,177	$(1,676)	(13.8)%
Selling, general and administrative expenses	18,896	20,777	(1,881)	(9.1)%
Depreciation and amortization	10,796	8,803	1,993	22.6%
Accretion of asset retirement obligations	33	31	2	6.5%
Total operating expenses	$40,226	$41,788	$(1,562)	(3.7)%

	Six Months Ended June 30,
Operating Expenses	2013	2012	$ Variance	%Variance
(Dollars in thousands)
Network access costs	$21,655	$23,941	$(2,286)	(9.5)%
Selling, general and administrative expenses	36,916	39,590	(2,674)	(6.8)%
Depreciation and amortization	20,359	18,023	2,336	13.0%
Accretion of asset retirement obligations	64	61	3	4.9%
Restructuring charges	40	-	40	N/M
Total operating expenses	$79,034	$81,615	$(2,581)	(3.2)%

NETWORK ACCESS COSTS—Network access costs decreased $1.7 million, or 13.8%, from the three months ended June 30, 2012 and $2.3 million, or 9.5%, from the six months ended June 30, 2012 primarily attributable to network grooming and the overall decrease in voice access lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES—Selling, general and administrative expenses for the three months ended June 30, 2013 decreased $1.9 million, or 9.1%, from the same quarter in the prior year primarily due to a non-recurring charge of $2.0 million in the second quarter of 2012 related to employee separation benefits which were provided for in the terms of the separation agreement of an executive officer who left the Company, combined with a decrease of $0.7 million in salaries, wages and benefits due to the restructuring activities in 2012 (see note 11 in Part I, Item 1. Financial Statements).  These decreases were partially offset by increases in non-cash compensation and professional fees.  Selling, general and administrative expenses decreased $2.7 million from the same six-month period in 2012 due to this non-recurring employee separation benefit combined with a $1.0 million decrease in salaries, wages and benefits as a result of reduced employee headcount and a $0.6 million decrease in rent, partially offset by a $0.6 million increase in non-cash compensation and a $0.3 million increase in professional fees.  The decreases in employee headcount and rent expense are primarily attributable to the aforementioned restructuring plan that was completed in December 2012, which included an employee reduction-in-force and consolidation of certain facilities.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization increased  $2.0 million, or 22.6%, from the three months ended June 30, 2012.  Depreciation costs increased $2.3 million for the three-month period and $3.0 million for the six-month period, which increases were partially offset by decreases in amortization expense of $0.3 million for the three-month period and $0.7 million for the six-month period.  The increases in depreciation costs are directly attributable to capital additions primarily related to investment in our network including fiber to the cell site installations.  The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated pattern of benefit and the expiration of certain non-compete agreements at the end of 2012.

OTHER INCOME (EXPENSES) – Interest expense for the three months ended June 30, 2013 and 2012 was $3.4 million and $2.9 million, respectively, representing an increase of $0.5 million, or 16.3%.  Interest expense for the six months ended June 30, 2013 and 2012 was $6.5 million and $5.9 million, respectively, representing an increase of $0.6 million, or 10.4%.  During each of the three and six months ended June  30, 2013 and 2012, interest expense primarily includes actual interest associated with our Credit Facility.  The increase in interest cost is due to the debt refinancing that closed on April 30, 2013, which resulted in a higher outstanding principal balance (see note 4 in Part I, Item 1. Financial Statements).

For the three months ended June  30, 2013, we recorded a gain on interest rate derivative instruments of $0.3 million as compared to a loss of $0.4 million for the three months ended June 30, 2012.  We recorded a gain on interest rate derivatives of $0.5 million for the six months ended June 30, 2013 and a loss of $0.3 million for the six-month comparative period in  2012 (see note 4 in Part I, Item 1. Financial Statements).

Also included in other income (expenses) on the condensed consolidated statements of income for the three and six months ended June 30, 2013 is expense of approximately $0.9 million related to unamortized debt issuance costs that were written off in connection with the aforementioned debt refinancing.

INCOME TAXES – Income tax expense for the three months ended June 30, 2013 and 2012 was $3.2 million and $3.0 million, respectively, and income tax expense for the six months ended June 30, 2013 and 2012 was $7.6 million and $6.4 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses.  Our effective tax rate was 40.2% for the six months ended June 30, 2013 as compared to 44.4% for the six months ended June 30, 2012.  The decrease in the effective tax rate is primarily due to changes in non-deductible non-cash compensation.  We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.2 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $10.9 million as of June 30, 2013.  These NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the six months ended June 30, 2013 and 2012, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided by operating activities.

As of June 30, 2013, we had $476.3 million in aggregate long-term liabilities, consisting of $372.2 million in borrowings under our Credit Facility ($375.0 million including the current portion), $5.0 million in capital lease obligations and $99.1 million in other long-term liabilities, inclusive of deferred income tax liabilities of $66.6 million and other long-term liabilities of $32.5 million.  Our credit agreement includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of June 30, 2013.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and will be reduced by future restricted payments and certain other items as set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of June 30, 2013 was $12.0 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of June 30, 2013, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at June 30, 2013
Leverage ratio (total debt outstanding to EBITDA , as defined in the credit agreement)	4.02	Not more than 4.75
Interest coverage ratio	8.08	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the condensed consolidated balance sheet as of June 30, 2013.  As of June 30, 2013, the principal portion of these capital lease obligations was due as follows:  $1.3 million in 2013, $1.3 million in 2014, $2.3 million in 2015, $2.4 million in 2016 and $0.1 million thereafter.

During the six months ended June 30, 2013, net cash provided by operating activities was $35.4 million.  Net income during this period was $11.3 million which included $29.9 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used  $5.8 million.  The principal changes in operating assets and liabilities from December 31, 2012 to June 30, 2013 were as follows: accounts receivable increased  $2.9 million; current assets decreased $1.5 million; changes in income taxes used  $0.1 million; accounts payable decreased  $4.4 million; and other current liabilities increased $0.1 million.

During the six months ended June 30, 2012, net cash provided by operating activities was $34.6 million.  Net income during this period was $8.0 million which included $26.2 million of depreciation, amortization, deferred taxes and other non-cash charges (net).

Total net changes in operating assets and liabilities provided $0.4 million.  The principal changes in operating assets and liabilities from December 31, 2011 to June 30, 2012 were as follows: accounts receivable decreased $1.3 million; current assets increased $1.6 million related to increases in prepaid maintenance contract and rents; accounts payable decreased $1.3 million; and other current liabilities increased $2.0 million.

Our cash flows used in investing activities for the six months ended June 30, 2013 were approximately $24.8 million.  Of this total, $26.7 million was used for the purchase of property and equipment comprised of (i) $21.1 million for success-based customer and network expansion, (ii) $3.0 million for infrastructure upgrades and network sustainment and (iii) $2.7 million primarily for information technology upgrades.  Our cash outflows for investing activities were partially offset by inflows of $1.0 million received from Rural Utilities Service (“RUS”) for reimbursement of the grant portion of capital spent on the projects and the return of $1.0 million of the related required pledged deposit.

Our cash flows used in investing activities for the six months ended June 30, 2012 were $28.6 million.  Of this total, $29.0 million was used for the purchase of property and equipment comprised of (i) $21.7 million for success-based customer and network expansion, (ii) $4.3 million for infrastructure upgrades and network sustainment and (iii) $3.0 million primarily for information technology upgrades.  Our cash flows used in investing activities for the six months ended June 30, 2012 also included $0.8 million of reimbursable capital spending on the RUS project and $0.3 million paid for the purchase of a tradename asset offset by $0.8 million received from RUS for reimbursement of the grant portion of capital spent on the projects and the return of $0.8 million of the required pledged deposit.

We currently expect capital expenditures for 2013 to be in the range of $65 million to $70 million.  These capital expenditures will be targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Additionally, we will provide essential network facility upgrades for our legacy voice and access segments, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home.  A portion of our capital expenditures for 2013 will also be devoted to internal business system upgrades and enhancements.

Net cash provided by financing activities for the six months ended June 30, 2013 aggregated $52.2 million, which primarily represents the following:

•	$375.0 million proceeds from the second quarter debt refinancing;
•	$307.5 million principal repayments on our Credit Facility;
•	$4.8 million paid for debt issuance costs;
•	$3.5 million of principal repayments (net of borrowings) under the revolving credit facility;
•	$0.9 million paid to terminate a portion of our interest rate swaps; and
•	$6.1 million cash dividends paid on common stock.

Net cash used in financing activities for the six months ended June 30, 2012 aggregated $13.8 million, which primarily represents the following:

•	$6.5 million of repayments (net of borrowings) under the revolving credit facility;
•	$1.0 million repayments on our Credit Facility;
•	$5.9 million cash dividends paid on common stock; and
•	$0.4 million payments under capital lease obligations.

As discussed previously in this Management’s Discussion and Analysis, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect America Fund (CAF) payments to the Company.  We believe that the growth of our cash flows in our strategic data segment will continue to more than offset the decline in the access cash flows.

As of June 30, 2013, we had $62.8 million in cash, $4.3 million in restricted cash and working capital (current assets minus current liabilities) of $57.5 million. We expect that our cash on hand and cash flows from operations are sufficient to satisfy our foreseeable working capital requirements, capital expenditures, dividend payments and debt service requirements for the next 12 months.

On February 27, 2013, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 11, 2013 to stockholders of record on March 13,  2013 and totaled $3.1 million.  On May 1, 2013, the our Board of Directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which was paid on July 11, 2013 to stockholders of record on June 13, 2013.    On July 31, 2013, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, to be paid on October 10, 2013 to stockholders of record on September 12, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million credit facility on April 30, 2013.  As of June 30, 2013, $375.0 million was outstanding under our Credit Facility.  As of June 30, 2013, we had a leverage ratio of 4.02:1.00 and an interest coverage ratio 8.08:1.00, both of which are in compliance with our current covenant requirement.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $7.4 million as of June 30, 2013.

Under the terms of our Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of the term loans (approximately $188 million).  The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.    A portion of the swap agreements were terminated in connection with the debt refinancing.  The Company entered into additional swap agreements in July 2013 to bring the combined notional amount of the swap agreements up to 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B. Under the new swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%. We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At June 30, 2013, our financial assets in the condensed consolidated balance sheets included unrestricted cash of $62.8 million and restricted cash of $4.3 million.  Other securities and investments totaled $0.5 million at June 30, 2013.

The following sensitivity analysis indicates the impact at June 30, 2013, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$375,000	$366,457	$370,340	$362,573
Capital lease obligations	$7,394	$7,394	$7,575	$7,214

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by us to other carriers for access to our network.  While the results of litigation and disputes are inherently unpredictable, we do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows (see Note 12, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements).

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 18) in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

Except as set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Carriers with whom we interconnect or rely on for other services could experience labor disputes or other types of operational disruptions that could impact our ability to service our customers or expand our network and consequently have a negative effect on our financial and operating results.

In several of the markets we serve, we rely on the incumbent carrier to provide voice and data services to our existing customers through interconnection agreements and to assist us in the construction of our network so we can complete the provisioning of services to new customers in a timely manner.  If these carriers were to experience work stoppages from labor disputes or other matters that resulted in a disruption of services, we could experience delays in providing services to our customers, incur unanticipated costs to obtain service from an alternate source, and order cancellation or loss of customers.  Any such disruptions could also lead to an inability to perform necessary routine or non-routine repairs and maintenance to our network.  Any of these factors could materially and adversely affect our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended June 30, 2013, the Company repurchased 20 shares of Company stock for $12.60 per share in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants in April 2013 for settlement of tax withholding obligations.

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
(principal executive officer)

By:	/s/ Harold L. Covert
Name:	Harold L. Covert
Title:	Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)