Form 10-Q
period 2013-09-30
Lumos Networks Corp.
filed 2013-10-31
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 22,022,899 shares of the registrant’s common stock outstanding as of the close of business on October 28, 2013.

LUMOS NETWORKS CORP.
2013 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	September 30, 2013	December 31, 2012
Assets

Current Assets
Cash	$58,072	$2
Restricted cash	4,324	5,303
Accounts receivable, net of allowance of $1,167 ($1,822 in 2012)	23,834	22,676
Other receivables	1,289	2,400
Income tax receivable	1,708	954
Prepaid expenses and other	4,265	5,136
Deferred income taxes	2,474	3,357
Total Current Assets	95,966	39,828

Securities and Investments	601	462

Property, Plant and Equipment
Land and buildings	18,866	19,489
Network plant and equipment	456,777	419,176
Furniture, fixtures and other equipment	32,995	22,070
Total in service	508,638	460,735
Under construction	21,139	19,764

	529,777	480,499
Less accumulated depreciation and amortization	167,250	143,910

Total Property, Plant and Equipment, net	362,527	336,589

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $79,144 ($72,876 in 2012)	27,527	34,895
Deferred charges and other assets	7,596	4,448
Total Other Assets	135,420	139,640

Total Assets	$594,514	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2013	December 31, 2012
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$5,422	$7,900
Accounts payable	9,813	17,453
Dividends payable	3,080	3,013
Advance billings and customer deposits	13,659	13,527
Accrued compensation	2,431	1,742
Accrued operating taxes	5,153	3,838
Other accrued liabilities	4,208	6,284
Total Current Liabilities	43,766	53,757

Long-term Liabilities
Long-term debt	375,288	304,325
Retirement benefits	29,196	30,413
Deferred income taxes	67,175	59,313
Other long-term liabilities	2,862	3,500
Income tax payable	432	609
Total Long-term Liabilities	474,953	398,160

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,073 shares issued and 22,017 shares outstanding (21,610 shares issued and 21,498 shares outstanding in 2012)	221	216
Additional paid in capital	135,913	129,570
Treasury stock, 56 shares at cost (112 shares in 2012)	(351)	-
Accumulated deficit	(48,552)	(53,060)
Accumulated other comprehensive loss, net of tax	(12,109)	(12,676)
Total Lumos Networks Corp. Stockholders' Equity	75,122	64,050
Noncontrolling Interests	673	552

Total Equity	75,795	64,602

Total Liabilities and Equity	$594,514	$516,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Operating Revenues	$51,627	$51,977	$156,472	$154,192

Operating Expenses
Network access costs	10,342	11,529	31,997	35,471
Selling, general and administrative	21,731	19,752	58,647	59,341
Depreciation and amortization	11,169	9,650	31,528	27,673
Accretion of asset retirement obligations	31	32	95	93
Gain on settlements, net	-	(2,335)	-	(2,335)
Restructuring charges	10	-	50	-
Total Operating Expenses, net	43,283	38,628	122,317	120,243
Operating Income	8,344	13,349	34,155	33,949

Other Income (Expenses)
Interest expense	(3,841)	(3,064)	(10,375)	(8,980)
Loss on interest rate derivatives	(564)	(263)	(110)	(555)
Other income (expense), net	78	24	(804)	55
Total Other Expenses, net	(4,327)	(3,303)	(11,289)	(9,480)
Income Before Income Tax Expense	4,017	10,046	22,866	24,469

Income Tax Expense	1,464	3,589	9,037	9,985

Net Income	2,553	6,457	13,829	14,484

Net Income Attributable to Noncontrolling Interests	(16)	(115)	(121)	(80)

Net Income Attributable to Lumos Networks Corp.	$2,537	$6,342	$13,708	$14,404

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:
Earnings per share - basic	$0.12	$0.30	$0.63	$0.69
Earnings per share - diluted	$0.11	$0.30	$0.62	$0.67

Cash Dividends Declared per Share - Common Stock	$0.14	$0.14	$0.42	$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net Income	$2,553	$6,457	$13,829	$14,484

Other Comprehensive Income, net of tax:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $120 and $173 of income taxes for the three months ended September 30, 2013 and 2012, respectively, and $361 and $520 of income taxes for the nine months ended September 30, 2013 and 2012, respectively (see Note 2)	189	272	567	816

Other Comprehensive Income, net of tax	189	272	567	816

Total Comprehensive Income	2,742	6,729	14,396	15,300

Less: Comprehensive Income Attributable to Noncontrolling Interests	(16)	(115)	(121)	(80)

Comprehensive Income Attributable to Lumos Networks Corp.	$2,726	$6,614	$14,275	$15,220

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$13,829	$14,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,160	19,323
Amortization	7,368	8,350
Accretion of asset retirement obligations	95	93
Deferred income taxes	9,006	9,122
Loss on interest rate derivatives	110	555
Equity-based compensation expense	5,536	2,887
Amortization of debt issuance costs	907	606
Write off of unamortized debt issuance costs	890	-
Gain on settlement	-	(3,035)
Retirement benefits, net of cash contributions and distributions	(289)	154
Excess tax benefits from share-based compensation	(622)	-
Other	(172)	(34)
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(1,158)	897
Decrease (increase) in other current assets	826	(1,758)
Changes in income taxes	(931)	137
(Decrease) increase in accounts payable	(6,051)	254
Increase in other current liabilities	791	2,167
Net Cash Provided by Operating Activities	54,295	54,202

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(45,721)	(43,925)
Broadband network expansion funded by stimulus grant	(29)	(842)
Change in restricted cash	979	804
Cash reimbursement received from broadband stimulus grant	979	804
Purchase of tradename asset	-	(333)
Other	-	(26)
Net Cash Used in Investing Activities	(43,792)	(43,518)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	375,000	-
Payment of debt issuance costs	(4,872)	-
Principal payments on senior secured term loans	(308,188)	(1,500)
Borrowings from revolving credit facility	15,000	7,783
Principal payments on revolving credit facility	(18,521)	(18,066)
Termination payments of interest rate swaps	(858)	-
Cash dividends paid on common stock	(9,133)	(8,945)
Principal payments under capital lease obligations	(1,337)	(604)
Proceeds from stock option exercises and employee stock purchase plan	349	98
Excess tax benefits from share-based compensation	622	-
Other	(495)	5
Net Cash Provided by (Used in) Financing Activities	47,567	(21,229)
Increase (decrease) in cash	58,070	(10,545)
Cash:
Beginning of Period	2	10,547

End of Period	$58,072	$2

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

Note 2.  Summary of Significant Accounting Policies

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 contain all adjustments  necessary to present fairly in all material respects the financial position as of September 30, 2013, and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Beginning in the first quarter of 2013, the Company revised the presentation of current deferred tax assets in its condensed consolidated balance sheet and made conforming changes to the presentation of current deferred tax assets in the condensed consolidated balance sheet as of December 31, 2012.  These changes did not have a material impact on the Company’s consolidated financial condition for any period presented.

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

Cash and Cash Equivalents

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  At times, such investments are placed with financial institutions that may be in excess of the FDIC insurance limit.  At September 30, 2013 and December 31, 2012, the Company did not have any cash equivalents.  As of September 30, 2013, all of the

Company’s cash was held in non-interest bearing deposit accounts.  Total interest income related to cash was negligible for the three and nine months ended September 30, 2013 and 2012.

The Company previously utilized a zero balance arrangement for its master cash account against a swingline credit facility that the Company had with its primary commercial bank.  This swingline facility was terminated in April 2013, concurrent with the closing of the Company’s debt refinancing (see Note 4).  As  of December 31, 2012, the Company reclassified its book overdraft related to this master cash account of $1.8 million to Accounts Payable on the condensed consolidated balance sheets.  The Company has classified the respective changes in book overdraft amounts in cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company received $1.0 million in the nine months ended September 30, 2013.  The Company has a $0.6 million receivable for the reimbursable portion of the qualified recoverable expenditures as of September 30, 2013.  At September 30, 2013, the Company’s pledged account balance was  $4.3 million.  This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to commercial and residential end-users and to other communication carriers primarily in Virginia, West Virginia and in portions of Maryland, Pennsylvania, Ohio and Kentucky and to residential end users in the Company’s Rural Local Exchange Carrier (RLEC) service areas of Virginia.  The Company has credit and collection policies to maximize collection of trade accounts receivable and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade accounts receivable.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended September 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively, and bad debt expense for the nine months ended September 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively.  The Company’s allowance for doubtful accounts was $1.2 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2012 to September 30, 2013:

		Additions
(In thousands)	December 31, 2012	Charged to Expense	Charged to Other Accounts	Deductions	September 30, 2013
Allowance for doubtful accounts	$1,822	$185	$5	$(845)	$1,167

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of September 30, 2013 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At September 30, 2013 and December 31, 2012, other intangibles were comprised of the following:

		September 30, 2013		December 31, 2012
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(76,983)	$103,153	$(69,734)
Trademarks	0.5 to 15 yrs	3,518	(2,161)	3,518	(2,042)
Non-compete agreements	2 yrs	-	-	1,100	(1,100)
Total		$106,671	$(79,144)	$107,771	$(72,876)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2013.  Amortization expense for the three months ended September 30, 2013 and 2012 was $2.5 million and $2.8 million, respectively, and amortization expense for the nine months ended September 30, 2013 and 2012 was $7.4 million and $8.3 million, respectively.

Amortization expense for the remainder of 2013 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2013	$2,416	$40	$2,456
2014	9,028	159	9,187
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256
2018	1,785	159	1,944

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company uses a two-step process to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that this fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and an analysis which allocates enterprise value to the reporting units.  The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of goodwill during the nine months ended September 30, 2013.

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

For the three and nine months ended September 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for the Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$-	$511	$-	$1,532
Interest cost	608	674	1,824	2,024
Expected return on plan assets	(975)	(879)	(2,926)	(2,638)
Amortization of loss	229	370	689	1,112
Net periodic benefit cost (benefit)	$(138)	$676	$(413)	$2,030

Pension plan assets were valued at $55.3 million and $51.7 million at September 30, 2013 and December 31, 2012, respectively.  No funding contributions were made in the three or nine months ended September 30, 2013, and the Company does not expect to make a funding contribution during the remainder of 2013.

For the three and nine months ended September 30, 2013 and 2012, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$23	$20	$68	$59
Interest cost	121	131	364	394
Amortization of loss	7	-	21	-
Net periodic benefit cost	$151	$151	$453	$453

The total expense recognized for the Company’s nonqualified pension plans for the three months ended September 30, 2013 and 2012, was $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.1 million of this expense for the same respective periods  relates to the amortization of actuarial loss.  The total expense recognized for the Company’s nonqualified pension plans for each of the nine months ended September 30, 2013 and 2012 was $0.4 million and $0.2 million of this expense for the same periods relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the nine months ended September 30, 2013 and 2012 was $0.9 million and $1.3 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

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

The fair value of the common stock options granted during the three and nine months ended September 30, 2013 and 2012 with service-only conditions was estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The fair value of restricted stock awards granted during the three and nine months ended September 30, 2013 and 2012 with service-only conditions was estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted during the nine months ended September 30, 2013 contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  The grant date fair value of these options and restricted shares was adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a  Monte Carlo model (see Note 9).  The Company initially recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  The Company accelerates expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $3.2 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $5.5 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.  Equity-based compensation expense for the three and nine months ended September 30, 2013 includes $1.8 million expense related to the accelerated vesting of certain performance-based restricted stock and stock options due to attainment of the stock price target during the three months ended September 30, 2013 in accordance with the terms of the awards.

Future charges for equity-based compensation related to instruments outstanding at September 30, 2013 for the remainder of 2013 and for the years 2014 through 2018 are estimated to be $1.0 million, $2.8 million, $2.1 million, $1.1 million, $1.1 million and $0.4 million, respectively.

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

Summarized financial information concerning the Company’s reportable segments is presented in the following table, including restated segment results for the three and nine months ended September 30, 2012 based on the restructuring of our operating segments in the first quarter of 2013:

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2013
Operating revenues	$30,385	$14,063	$7,179	$-	$51,627
Network access costs	5,384	4,658	300	-	10,342
Network operating costs	8,482	2,413	587	-	11,482
Selling, general and administrative expenses	3,956	1,830	971	3,492	10,249
Adjusted EBITDA(1)	12,563	5,162	5,321	-	23,046
Capital expenditures	13,638	650	780	3,929	18,997

For the nine months ended September 30, 2013
Operating revenues	$90,000	$43,276	$23,196	$-	$156,472
Network access costs	16,309	14,738	950	-	31,997
Network operating costs	22,567	7,690	1,947	-	32,204
Selling, general and administrative expenses	11,508	5,519	2,952	6,464	26,443
Adjusted EBITDA(1)	39,617	15,328	17,347	-	72,292
Capital expenditures	36,620	1,103	1,403	6,595	45,721

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2012
Operating revenues	$27,352	$16,074	$8,551	$-	$51,977
Network access costs	5,340	5,833	356	-	11,529
Network operating costs	6,377	4,528	1,159	-	12,064
Selling, general and administrative expenses	3,056	1,906	1,142	1,584	7,688
Adjusted EBITDA(1)	12,581	3,808	5,892	-	22,281
Capital expenditures	11,638	123	156	3,020	14,937

For the nine months ended September 30, 2012
Operating revenues	$79,754	$49,004	$25,434	$-	$154,192
Network access costs	15,710	18,684	1,077	-	35,471
Network operating costs	17,343	13,010	3,338	-	33,691
Selling, general and administrative expenses	9,695	6,038	3,619	6,298	25,650
Adjusted EBITDA(1)	37,008	11,272	17,398	-	65,678
Capital expenditures	38,058	406	531	4,930	43,925

(1)      The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP measure), defined by the Company as net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate derivatives.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures, including the Company’s reasons for using this non-GAAP financial measure.

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

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Operating income	$8,344	$13,349	$34,155	$33,949
Depreciation and amortization and accretion
of asset retirement obligations	11,200	9,682	31,623	27,766
Sub-total:	19,544	23,031	65,778	61,715
Amortization of actuarial losses	309	446	928	1,336
Equity-based compensation	3,183	1,099	5,536	2,887
Restructuring charges	10	-	50	-
Employee separation charges	-	40	-	2,075
Gain on settlements, net	-	(2,335)	-	(2,335)
Adjusted EBITDA	$23,046	$22,281	$72,292	$65,678

Revenues from Verizon accounted for approximately 9% and 10% of the Company’s total revenues for the three and nine months ended September 30, 2013, respectively, and accounted for approximately 11% and 10% of the Company’s total revenue for the three and nine months ended September 30, 2012, respectively.  Revenue from Verizon was derived primarily from network access and fiber to the cell site services.

Note 4.  Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Credit facility	$374,313	$311,022
Capital lease obligations	6,397	1,203
	380,710	312,225

Less: current portion of long term debt	5,422	7,900
	$375,288	$304,325

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of Lumos Networks Corp., entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for working capital purposes.  As of September 30, 2013, no borrowings are outstanding under the Revolver.

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

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2013, 4.50:1.00 for 2014, 4.25:1.00 for 2015 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At September 30, 2013, the Company’s leverage ratio was 4.07:1.00 and its interest coverage ratio was 7.57:1.00.  The Company was in compliance with its restrictive debt covenants as of September 30, 2013.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of September 30, 2013 was $8.9 million.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00.

The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.  In connection with the aforementioned debt refinancing in April 2013, the Company paid $0.9 million to terminate a portion of this interest rate swap agreement.  In accordance with the terms of the Credit Facility, the Company entered into additional swap agreements in July 2013 to bring the combined notional amount of the swap agreements up to 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%.    The combined notional amount under the swap agreements was $187.2 million at September 30, 2013.    The Company recognized a net loss on interest rate derivatives of $0.6 million and $0.1 million for the three and nine months ended September 30, 2013, respectively.  The Company recognized a net loss on interest rate derivatives of $0.3 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

In connection with the refinancing in April 2013, the Company deferred an additional $4.9 million in debt issuance costs and expensed approximately $0.9 million of unamortized debt issuance costs associated with the previous credit facility, which expense is included in other expense on the condensed consolidated statements of income for the nine months ended September 30, 2013.  Total unamortized debt issuance costs were $7.1 million and $3.9 million as of September 30, 2013 and December 31, 2012, respectively, which amounts are included in deferred charges and other assets on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the three and nine months ended September 30, 2013 was $0.4 million and $0.9 million, respectively.  Amortization of debt issuance costs for the three and nine months ended September 30, 2012 was $0.2 million and $0.6 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the condensed consolidated statement of income as an offset to interest expense.  The Patronage credits were $0.4 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $0.7 million in the remainder of 2013, $5.3 million in 2014, $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017 and $340.1 million thereafter.  The revolver under the Credit Facility, under which no borrowings are outstanding as of September 30, 2013, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the nine months ended September 30, 2013 was 3.93%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At September 30, 2013, the carrying value and accumulated amortization of the related assets were $3.1 million and $1.6 million, respectively.  In June 2013, the Company entered into a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which the Company classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of September 30, 2013, the carrying value and accumulated depreciation of the related asset were $5.9 million and $0.3 million, respectively.  As of September 30, 2013, the combined total net present value of the Company’s future minimum lease payments is $6.4 million and the principal portion of these capital lease obligations is due as follows:  $0.1 million in the remainder of 2013, $1.4 million in 2014, $2.4 million in 2015, $2.3 million in 2016 and $0.2 million thereafter.

Note 5.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash payments for:
Interest (net of amounts capitalized)	$9,611	$8,604
Income taxes	977	1,446
Cash receipts for:
Income tax refunds	16	215
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	4,283	2,740
Borrowings under capital leases	6,510	166
Dividend declared not paid	3,080	3,006

Cash payments for interest for the nine months ended September 30, 2013 in the table above is net of $0.7 million of cash received from CoBank for patronage credits (Note 4).  The amount of interest capitalized was less than $0.1 million for each of the nine months ended September 30, 2013 and 2012.

Note 6.  Financial Instruments

The Company is exposed to market risks with respect to certain of the financial instruments that it holds.  Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the condensed consolidated balance sheets at cost which approximates fair value because of the short-term maturity of these instruments.  The fair value of the senior credit facility was estimated based on an analysis of the forward-looking interest rates as of September 30, 2013 compared to the forward-looking interest rates at inception, assuming no change in the credit profile of the Company or market demand of similar instruments.  The Company’s valuation technique for this instrument is considered to be a level three fair value measurement within the fair value hierarchy described in FASB ASC 820. The fair values of the derivative instruments (Note 4) were derived based on bid prices obtained from the administrative agents as of September 30, 2013.  The Company’s valuation technique for these instruments is considered to be level two fair value measurements within the fair value hierarchy described in FASB ASC 820.  The fair values of other financial instruments, if applicable, are based on quoted market prices or discounted cash flows based on current market conditions.

The following table presents the face amount, carrying amount and fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

Financial Instruments
(In thousands)	Face Amount		Carrying Amount	Fair Value
September 30, 2013
Financial assets:
Cash	$58,072		$58,072	$58,072
Long-term investments for which it is not practicable to estimate fair value	N/A		601	N/A
Financial liabilities:
Senior credit facility	374,313		374,313	367,378
Capital lease obligations	6,397		6,397	6,397
Derivatives related to debt:
Interest rate swap liability	187,248	*	1,123	1,123

December 31, 2012
Financial assets :
Cash	$2		$2	$2
Long-term investments for which it is not practicable to estimate fair value	N/A		462	N/A
Financial liabilities:
Senior credit facility	311,022		311,022	320,739
Capital lease obligations	1,203		1,203	1,203
Derivatives related to debt:
Interest rate swap liability	153,750	*	1,871	1,871

*notional amount

Of the long-term investments for which it is not practicable to estimate fair value in the table above, $0.5 million as of September 30, 2013 and $0.4 million as of December 31, 2012 represents the Company’s investment in CoBank (Note 4).  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the credit facility loan held by CoBank.  This investment is carried under the cost method.

Note 7.  Stockholders’ Equity

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2013:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$64,050	$552	$64,602
Net income attributable to
Lumos Networks Corp.						13,708		13,708		13,708
Other comprehensive income,
net of tax							567	567		567
Equity-based compensation expense				4,816				4,816		4,816
Adjustments to excess tax benefits
from stock-based compensation				622				622		622
Restricted shares issued, shares
issued through the employee
stock purchase plan, shares
issued through 401(k) matching
contributions and stock options
exercised (net of shares reacquired
through restricted stock forfeits)	463	(56)	5	905	(351)			559		559
Cash dividends declared ($0.42
per share)						(9,200)		(9,200)		(9,200)
Net income attributable to
noncontrolling interests								-	121	121
Balance, September 30, 2013	22,073	56	$221	$135,913	$(351)	$(48,552)	$(12,109)	$75,122	$673	$75,795

On October 30, 2013, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on January 9, 2014 to stockholders of record on December 12, 2013.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 are detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income attributable to Lumos Networks Corp.	$2,537	$6,342	$13,708	$14,404
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(64)	(138)	(320)	(287)
Numerator for basic and diluted earnings per common share	2,473	6,204	13,388	14,117

Denominator:
Weighted average basic shares outstanding	21,840	21,458	21,829	21,354
Less: weighted average participating securities and nonvested performance-based restricted shares	(507)	(466)	(577)	(426)
Denominator for basic earnings per common share	21,333	20,992	21,252	20,928
Plus: potentially dilutive restricted shares and stock options	501	13	233	20
Denominator for diluted earnings per common share	21,834	21,005	21,485	20,948

Basic earnings per share	$0.12	$0.30	$0.63	$0.69

Diluted earnings per share	$0.11	$0.30	$0.62	$0.67

For the three and nine months ended September 30, 2013, the denominator for diluted earnings per common share excludes 185,996  shares and 763,777 shares related to stock options which would be antidilutive for each period, respectively.  For the three and nine months ended September 30, 2012, the denominator for diluted earnings per common share excludes 1,769,030 shares and 1,123,665 shares related to stock options which would be antidilutive for each period, respectively.

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of September 30, 2013,  367,872 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 771,964 stock options and 487,865 shares of restricted stock under the Equity and Cash Incentive Plan during the nine months ended September 30, 2013.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors. Of the 771,964 stock options granted, 317,782 vest upon achievement of a target market price for the Company’s common stock.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some restricted stock awards vest on a graded vesting schedule over a five year period.  Of the 487,865 shares of restricted stock granted, 127,325 vest upon achievement of a target market price for the Company’s common stock.  During the three months ended September 30, 2013, 437,841 stock options and 104,672 restricted shares vested upon attainment of the target market price for the Company’s common stock in accordance with the terms of the awards.  The Company recognized all of the remaining unrecognized compensation expense for these awards on the vesting date, which totaled $1.8 million.

Dividend rights applicable to restricted stock with service-only vesting conditions are equivalent to the Company’s common stock.  Restricted stock awards that vest based on achievement of a market condition are not eligible for dividends during the vesting period unless the Compensation Committee determines otherwise.

Stock options must be granted under the Equity and Cash Incentive Plan at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant.  Options and other awards under the Equity and Cash Incentive Plan may be exercised in compliance with such requirements as determined by a committee of the board of directors.  Substantially all options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant.

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

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2012	1,714	$12.29
Granted during the period	772	12.18
Exercised during the period	(25)	10.48
Forfeited during the period	(27)	12.05
Expired during the period	(90)	14.88
Stock options outstanding at September 30, 2013	2,344	$12.18	7.9 years	$22,280

Stock options exercisable at September 30, 2013	1,248	$12.70	7.2 years	$11,225
Total stock options outstanding, vested and expected to vest at September 30, 2013	2,235	$12.23		$21,121

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2013 was $3.33.  The total fair value of options that vested during the nine months ended September 30, 2013 was $2.1 million.  As of September 30, 2013, there was $2.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The summary of the activity and status of the Company’s restricted stock for the nine months ended September 30, 2013, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2012	342	$11.67
Granted during the period	488	11.50
Vested during the period	(183)	10.96
Forfeited during the period	(32)	11.96
Restricted stock outstanding at September 30, 2013	615	$11.73

As of September 30, 2013, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.6 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the nine months ended September 30, 2013,  6,278 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the nine months ended September 30, 2013.

Note 10.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2013 was $1.5 million and $9.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses. The Company expects its recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.2 million.

The Company has prior year unused net operating losses, including certain built-in losses (“NOLs”) totaling $13.6 million as of September 30, 2013.  The prior year NOLs are subject to an adjusted annual maximum limit (the “IRC 382 Limit”) due to the application of Section 382 of the Internal Revenue Code.  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, the tax years that remain open and subject to federal and state audit examinations are 2010-2012 and 2009-2012, respectively.

Note 11.  Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan. The Company recognized a total of $3.0 million in restructuring costs related to these initiatives in 2012, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million.  The Plan was substantially completed as of December 31, 2012.  Less than $0.1 million was recognized during the nine months ended September 30, 2013 in connection with the Plan.

A liability for restructuring charges in the amount of $2.7 million was included in the Company’s consolidated balance sheet as of December 31, 2012, related to employee termination costs and lease termination costs accrued but not yet paid.  The table below provides a roll-forward of the restructuring liability balance from December 31, 2012 through September 30, 2013:

(In thousands)	Employee Severance and Termination Benefits	Lease Termination Costs	Total
Beginning balance at December 31, 2012	$2,387	$304	$2,691
Additions	10	40	50
Payments	(2,346)	(344)	(2,690)
Ending balance at September 30, 2013	$51	$-	$51

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

The Company has purchase commitments relating to capital expenditures totaling $4.3 million as of September 30, 2013, which are expected to be satisfied during the remainder of 2013.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Any statements contained in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such.  The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements.  These forward-looking statements are contained throughout this report, for example in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements.  Many of these risks are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.  Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements.  Furthermore, forward-looking statements speak only as of the date they are made.  We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.  You should read the following discussion of our financial condition in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  The following discussion contains forward-looking statements that involve risks and uncertainties.  For additional information regarding some of these risks and uncertainties that affect our business and the industry in which we operate, please see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

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

Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) utilize our fiber footprint and carrier relationships to expand our revenue in transport; (iii) maximize the value of our 5,800 mile long-haul fiber optic network to expand the sale of data and IP-services to new and existing enterprise and government customers while maintaining a ratio of approximately 70% to 80% on-net traffic; (iv) continue to provide high quality customer service and a compelling value proposition; (v) continue to shift incremental resources from the declining legacy voice products into our faster growing and more profitable strategic data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to further leverage our fiber network and growing offering of data services; and (vii) use our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments and Strategy

Beginning in the first quarter of 2013, we restructured our operating segments to more closely align with our product and service offerings, which coincides with the way that our chief operating decision makers measure performance and allocate resources.  We have three reportable operating segments, consisting of strategic data, legacy voice and access.

Our strategic data segment provided approximately 58.9%  and 52.6%  of our total revenue for the three months ended September 30, 2013 and 2012, respectively, and 57.5% and 51.7% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively.  Revenue for our strategic data segment increased 12.8% for the nine months ended September 30, 2013, as compared to the respective period in 2012.  This segment, which includes our enterprise data, carrier data, fiber to the cell site (“FTTC”) and IP services product groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to businesses,  educational institutions, healthcare providers, government and carrier customers.    These businesses, in the aggregate, typically carry higher margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force have more recently been and will continue to be dedicated to expanding revenue and profit from our strategic data products.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our strategic data segment depends on our ability to effectively allocate capital and implement our “edge out” expansion plans in a timely manner, attract new customers and upsell existing customers and respond to competition from other data service providers in existing and new markets.

The 12.8%  growth in our strategic data segment revenues in the nine months of 2013 as compared to the same period in the prior year was achieved primarily through increases in customer bandwidth demand, as reflected in the addition of 279 fiber to the cell sites, and an approximate 13% increase in the number of on-net buildings over the last twelve months.   Our sales force is focused on selling into the “edge out” markets, taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying 4G data services, and improving penetration in existing markets.  We had fiber deployed to 370 towers at December 31, 2012 and we added 170 towers in the first nine months of 2013 for a total of 540 fiber to the cell sites as of September 30, 2013.  Although all of our strategic data product groups (enterprise data, carrier data and IP services) contributed to the year over year growth in revenues, the revenue growth from both our enterprise data and transport products, within our carrier data group, was negatively impacted by network grooming as customers redesign their networks and upgrade to newer products to improve efficiency.    As  we progress with implementing our “edge out” strategy in 2013 and 2014, which includes extending our network into Richmond, Virginia and Western Pennsylvania, we believe that the effect of churn on these product lines will be more than offset by revenue from new enterprise customers, fiber to the cell site and inter-carrier connectivity.

The remainder of our total revenue was generated by our legacy voice and access segments, which provided 27.2% and 13.9% of revenue, respectively, for the three months ended September 30, 2013  (30.9% and 16.5%, respectively, for the same period in 2012) and provided 27.7% and 14.8% of revenue, respectively, for the nine months ended September 30, 2013  (31.8% and 16.5%, respectively for the same period in 2012).  These businesses, in the aggregate, require limited incremental capital and personnel investment to maintain the underlying assets, and deliver reasonably predictable cash flows.  Revenue from our legacy voice and access segments declined 12.5% and 16.0%, respectively, for the three months ended September 30, 2013 and declined 11.7% and 8.8%, respectively, for the nine months ended September 30, 2013,  as compared to the respective periods in 2012.    This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 15%. Despite the declining revenues, it is expected that the cash flows from these businesses will continue to be a significant contributor to funding the capital expenditures required for our higher growth and higher margin strategic data businesses.

We anticipate further access revenue declines as a result of certain actions taken by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLEC, which provides service to the rural Virginia cities of Waynesboro and Covington,  and portions of Alleghany, Augusta and Botetourt counties.  Our combined revenues from RLEC access and the USF, including the CAF for the first nine months of 2013 (with the USF, the “cost recovery mechanisms”), were  $20.5 million ($4.7 million of which was from intra-state access revenues,  $12.9 million was from cost recovery mechanisms and $2.9 million from interstate and other access charges) and for the first nine months of 2012 were $22.2 million ($8.9 million of which was from intra-state access revenues,  $6.7 million was from cost recovery mechanisms and $6.6 million from interstate and other access charges).

Our operating income margins were approximately 16.2% and 25.7% for the three months ended September 30, 2013 and 2012, respectively, and were approximately 21.8% and 22.0% for the nine months ended September 30, 2013 and 2012, respectively.    Excluding the impact of $1.8 million of additional stock-based compensation expense recognized in the third quarter of 2013 for accelerated vesting of certain performance-based equity awards and a one-time net gain on legal settlements of $2.3 million in the third quarter of 2012, our adjusted operating income margins were approximately19.6% and 21.2% for the three months ended September 30, 2013 and 2012, respectively, and were approximately 23.0% and 20.5% for the nine months ended September 30, 2013 and 2012, respectively. The increase in adjusted operating income margins for the nine-month period is due to a shift towards higher margin product lines combined with decreases in network access costs and selling, general and administrative expenses, partially offset by increases in depreciation expenses resulting from capital investment in our network.  We took certain cost reduction measures in the fourth quarter of 2012 intended to increase our ability to fund our capital investment in our strategic data business.  Specifically, we completed a cost reduction plan in December 2012 that involved a reduction of approximately 10% of our workforce (primarily in our legacy businesses), consolidation of certain facilities and freezing the accumulation of benefits under certain postretirement benefit plans.  The overall decrease in selling, general and administration expenses in the first nine months of 2013 is partially attributable to reduced salaries, wages and benefits and rental expense as a direct result of these initiatives combined with certain non-recurring employee termination benefits incurred in the second quarter of 2012 (see “Results of Operations” below for further discussion).

Market Risks

Many of the market risk factors described above which affected our results of operations in 2012 and the first nine months of 2013 are expected to continue throughout the remainder of 2013 and beyond.

Operating Revenues

Our revenues are generated from the following segments:

•

Strategic data, which includes the following products:  enterprise data (dedicated internet,  metro Ethernet, and private line), carrier data (wholesale transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, VoIP, and IP-based video);

•	Legacy voice, which includes the following products: local lines, PRI, long distance, toll and directory services and other voice services (excluding VoIP); and
•	Access, which primarily includes switched access and reciprocal compensation.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

Network access costs, including usage-based access charges, long distance and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers and leased facility expenses for connection to other carriers;

•

Selling, general and administrative expenses, including network operating costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors  and amortization of actuarial losses related to retirement plans;

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations,  gains (losses) on interest rate derivatives and other income (expense), which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate, amortization of debt issuance costs and write-off of unamortized debt issuance costs.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including primarily the amount of our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have a partnership through our RLEC with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

Operating revenues decreased $0.4 million, or 0.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to an aggregate decrease of $3.4 million in legacy voice and access revenues, partially offset by a  $3.0 million increase in strategic data revenues.  For the three months ended September 30, 2013,  strategic data revenues represented 58.9% of our total revenue, compared to 52.6% for the prior year comparative period.  Operating revenues increased $2.3 million, or 1.5%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to a  $10.3 million increase in strategic data revenues, partially offset by an aggregate decrease of $8.0 million in legacy voice and access revenues.  For the nine months ended September 30, 2013, strategic data revenues represented 57.6% of our total revenue, compared to 51.7% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Excluding the impact of a one-time gain on legal settlements of $2.3 million in 2012, operating income decreased $2.7 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 due to a  $2.0 million increase in selling, general and administrative expenses primarily from recognition of $1.8 million of additional stock-based compensation expense for accelerated vesting of certain performance-based equity awards combined with a $1.5 million increase in depreciation expense due to capital additions, partially offset by an increase in gross profit (operating revenues less network access costs) of $0.8 million due to network grooming activities.  Excluding the impact of a one-time gain on legal settlements of $2.3 million in 2012, operating income increased $2.5 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to a $5.7 million increase in gross profit combined with a $0.7 million decrease in selling, general and administrative expenses (net of $1.8 million of additional stock-based compensation expense for accelerated vesting of certain performance-based equity awards), partially offset by an increase in depreciation and amortization expense of $3.9 million due to capital additions.  The remaining fluctuations in operating expenses in 2013 compared to the same periods in 2012 are described in the operating expenses section below.

Net income attributable to Lumos Networks decreased $3.8 million from the three months ended September 30, 2012 to the three months ended September 30, 2013.  Reflected in these results was a  $5.0 million decrease in operating income a $0.8 million increase in interest expense and a $0.3 million increase in losses on interest rate derivatives,  partially offset by a $2.1 million decrease in income taxes.

Net income attributable to Lumos Networks decreased $0.7 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.  Reflected in these results was a $1.4 million increase in interest expense and a $0.8 million increase in other expenses, partially offset by  a $0.2 million increase in operating income, a $0.9 million decrease in income taxes and a $0.4 million decrease in losses on interest rate derivatives.

Adjusted EBITDA was $23.0 million and $22.3 million for the three months ended September 30, 2013 and 2012, respectively, and $72.3 million and $65.7 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in Adjusted EBITDA for these periods is attributable to the increases in gross profit and overall decreases in other operating expenses, as described above and in further detail below.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and product group for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
Operating Revenues	2013	2012	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$10,189	$9,662	$527	5.5%
Carrier Data	15,438	13,001	2,437	18.7%
IP Services	4,758	4,689	69	1.5%
Total Strategic Data	30,385	27,352	3,033	11.1%
Legacy Voice	14,063	16,074	(2,011)	(12.5)%
Access	7,179	8,551	(1,372)	(16.0)%
TOTAL	$51,627	$51,977	$(350)	(0.7)%

	Nine Months Ended September 30,
Operating Revenues	2013	2012	$ Variance	% Variance
(Dollars in thousands)
Strategic Data
Enterprise Data	$30,243	$27,724	$2,519	9.1%
Carrier Data	45,438	38,144	7,294	19.1%
IP Services	14,319	13,886	433	3.1%
Total Strategic Data	90,000	79,754	10,246	12.8%
Legacy Voice	43,276	49,004	(5,728)	(11.7)%
Access	23,196	25,434	(2,238)	(8.8)%
TOTAL	$156,472	$154,192	$2,280	1.5%

•

Strategic Data.    Strategic data revenues for the three months ended September 30, 2013 increased $3.0 million, or 11.1%, over the comparative period in 2012, and strategic data revenues for the nine months ended September 30, 2013 increased $10.2 million or 12.8% over the comparative period in 2012.  The overall increase in strategic data revenues is due to increased customer bandwidth demand primarily through connections to wireless cell sites and increases in the number of on-net buildings, as described below.

o

Enterprise Data – Enterprise data revenues increased 5.5% for the three months ended September 30, 2013 and 9.1%  for the nine months ended September 30, 2013 as compared to the respective periods in 2012. These increases  were primarily driven by growth in customer bandwidth demand and a 13.3%  increase in on-net buildings, from 1,150 as of September 30, 2012 to 1,303 as of September 30, 2013.  Revenue from our metro Ethernet product was the largest contributor, increasing $0.9 million, or 22.1%, for the respective three-month period and increasing $3.3 million, or 30.1%, for the respective nine-month period.  The growth in metro Ethernet product revenues was partially offset by declines in private line and other enterprise data products as a result of network grooming and technological product upgrades by customers.

o

Carrier Data –The approximate 18.7% and 19.1%  increase in carrier data revenue from the comparative three-month and nine-month periods, respectively, in the prior year is attributable to growth in FTTC revenues as a result of the 107% increase in our fiber connections to wireless cell sites, from 261 as of September 30, 2012 to 540 as of September 30, 2013, and an increase in carrier transport product revenues due to increased carrier demand and network expansion.

o

IP Services – The growth in IP services revenue noted in the table above  was primarily driven by increases in high speed fiber to the premises, Internet and video services and other VoIP services partially offset by declines in the legacy DSL products.

•

Legacy Voice.   Revenue from legacy voice products declined 12.5% for the three months ended September 30, 2013 and 11.7% for the nine months ended September 30, 2013 as compared to the respective periods in 2012.  These declines  were primarily due to the continuing churn from the commoditization of this product set, the increasing use of wireless devices and our shift in focus to voice over IP (which is included in IP services revenue).  As of September 30, 2013, we operated approximately 29,500 RLEC telephone access lines and 98,300 competitive voice lines, compared to approximately 31,700 and 112,700  as of September 30, 2012, respectively.  This represents a  6.9% year-over-year decline in RLEC telephone access lines and a 12.8% year-over-year decline in competitive voice lines due to cable competition, wireless substitution and the economic climate.

•

Access.    The 8.8% decline in access revenues from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 is primarily due to a net 11.5% year-over-year decrease in access lines and rate reductions beginning in July 2012 based on actions from regulatory authorities, partially offset by the impact of certain cost recovery programs, as described in the overview section above.

OPERATING EXPENSES

The following table summarizes our operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
Operating Expenses	2013	2012	$ Variance	%Variance
(Dollars in thousands)
Network access costs	$10,342	$11,529	$(1,187)	(10.3)%
Selling, general and administrative expenses	21,731	19,752	1,979	10.0%
Depreciation and amortization	11,169	9,650	1,519	15.7%
Accretion of asset retirement obligations	31	32	(1)	(3.1)%
Gain on settlements, net	-	(2,335)	2,335	(100.0)%
Restructuring charges	10	-	10	N/M
Total operating expenses	$43,283	$38,628	$4,655	12.1%

	Nine Months Ended September 30,
Operating Expenses	2013	2012	$ Variance	%Variance
(Dollars in thousands)
Network access costs	$31,997	$35,471	$(3,474)	(9.8)%
Selling, general and administrative expenses	58,647	59,341	(694)	(1.2)%
Depreciation and amortization	31,528	27,673	3,855	13.9%
Accretion of asset retirement obligations	95	93	2	2.2%
Gain on settlements, net	-	(2,335)	2,335	(100.0)%
Restructuring charges	50	-	50	N/M
Total operating expenses	$122,317	$120,243	$2,074	1.7%

Network Access Costs.  Network access costs decreased $1.2 million, or 10.3%, from the three months ended September 30, 2012 and $3.5 million, or 9.8%, from the nine months ended September 30, 2012 primarily attributable to network grooming and the overall decrease in voice access lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2013 increased $2.0 million, or 10.0%, from the same quarter in the prior year primarily due to an incremental charge to equity-based compensation expense of $1.8 million related to the accelerated vesting of certain performance-based awards upon attainment of the stock price target in accordance with the terms of the awards.  Selling, general and administrative expenses decreased $0.7 million from the same nine-month period in 2012 primarily due to a non-recurring charge for employee separation benefits of $2.0 million in 2012, a  $1.2 million decrease in salaries, wages and benefits as a result of reduced employee headcount, a $0.3 million decrease in rent and a $0.4 million decrease in amortization of actuarial losses, partially offset by a $2.6 million increase in non-cash compensation and a $0.6 million net increase in professional fees, software costs and other general and administrative fees.  The decreases in employee headcount and rent expense are primarily attributable to the aforementioned restructuring plan that was completed in December 2012, which included an employee reduction-in-force and consolidation of certain facilities.

Depreciation and Amortization.  Depreciation and amortization increased  $1.5 million, or 15.7%, for the three months ended September 30, 2013 from the same period in the prior year and $3.9 million, or 13.9%, for the nine months ended September 30, 2013 from the same period in the prior year.  Depreciation costs increased $1.8 million for the three-month period and $4.8 million for the nine-month period, which increases were partially offset by decreases in amortization expense of $0.3 million for the three-month period and $1.0 million for the nine-month period.  The increases in depreciation costs are directly attributable to capital additions primarily related to investment in our network including fiber to the cell site installations.  The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated pattern of benefit and the expiration of certain non-compete agreements at the end of 2012.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended September 30, 2013 and 2012 was $3.8 million and $3.1 million, respectively, representing an increase of $0.8 million, or 25.4%.  Interest expense for the nine months ended September 30, 2013 and 2012 was $10.4 million and $9.0 million, respectively, representing an increase of $1.4 million, or 15.5%.  During each of the three and nine month periods ended September  30, 2013 and 2012, interest expense primarily includes incurred interest associated with our Credit Facility.   The increase in interest expense is due to the debt refinancing that closed on April 30, 2013, which resulted in a higher outstanding principal balance (see note 4 in Part I, Item 1. Financial Statements).

For the three months ended September  30, 2013, we recorded a net loss on interest rate derivative instruments of $0.6 million as compared to a net loss of $0.3 million for the three months ended September 30, 2012.  We recorded a net loss on interest rate derivatives of $0.1 million for the nine months ended September 30, 2013 and a net loss of $0.6 million for the nine-month comparative period in 2012 (see note 4 in Part I, Item 1. Financial Statements).

Also included in other income (expenses) on the condensed consolidated statements of income for the nine months ended September 30, 2013 is expense of approximately $0.9 million related to unamortized debt issuance costs that were written off in the second quarter of 2013 in connection with the aforementioned debt refinancing.

INCOME TAXES

Income tax expense for the three months ended September 30, 2013 and 2012 was $1.5 million and $3.6 million, respectively, and income tax expense for the nine months ended September 30, 2013 and 2012 was $9.0 million and $10.0 million, respectively, representing the statutory tax rate applied to pre-tax income and the effects of certain non-deductible compensation, non-controlling interests and other non-deductible expenses.  Our effective tax rate was 39.5% for the nine months ended September 30, 2013 as compared to 40.8% for the nine months ended September 30, 2012.  The decrease in the effective tax rate is primarily due to a  decrease in the blended state statutory tax rate and a reduction in the provision for uncertain tax positions as a result of the lapsing of the statute of limitations for an item.  We expect our recurring non-deductible expenses to relate primarily to certain non-cash share-based compensation.  For the remainder of 2013, the amount of these charges is expected to be approximately $0.2 million.

We have prior year unused net operating losses including certain built-in losses (“NOLs”), totaling $13.6 million as of September 30, 2013.  These NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2023 through 2031. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2013 and 2012, our working capital requirements, capital expenditures and cash dividends were funded by cash on hand and net cash provided by operating activities.

As of September 30, 2013, we had $475.0 million in aggregate long-term liabilities, consisting of $370.3 million in borrowings under our Credit Facility ($374.3 million including the current portion), $5.0 million in capital lease obligations and $99.7 million in other long-term liabilities, inclusive of deferred income tax liabilities of $67.2 million and other long-term liabilities of $32.5 million.  Our credit agreement includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of September 30, 2013.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items as set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of September 30, 2013 was $8.9 million.

Under the credit agreement governing the Credit Facility, we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of September 30, 2013, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at September 30, 2013
Leverage ratio (total debt outstanding to EBITDA, as defined in the credit agreement)	4.07	Not more than 4.75
Interest coverage ratio	7.57	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the condensed consolidated balance sheet as of September 30, 2013.  As of September 30, 2013, the principal portion of these capital lease obligations was due as follows:  $0.1 million in 2013, $1.4 million in 2014, $2.4 million in 2015, $2.3 million in 2016 and $0.2 million thereafter.

During the nine months ended September 30, 2013, net cash provided by operating activities was $54.3 million.  Net income during this period was $13.8 million which included $47.0 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities used  $6.5 million.  The principal changes in operating assets and liabilities from December 31, 2012 to September 30, 2013 were as follows: accounts receivable increased  $1.2 million; other current assets decreased $0.8 million; changes in income taxes used  $0.9 million; accounts payable decreased  $6.1 million; and other current liabilities increased $0.8 million.

During the nine months ended September 30, 2012, net cash provided by operating activities was $54.2 million.  Net income during this period was $14.5 million which included $38.0 million of depreciation, amortization, deferred taxes and other non-cash charges (net).  Total net changes in operating assets and liabilities provided  $1.7 million.  The principal changes in operating assets and liabilities from December 31, 2011 to September 30, 2012 were as follows: accounts receivable decreased $0.9 million; other current assets increased $1.8 million; changes in income taxes provided $0.1 million; accounts payable increased $0.3 million; and other current liabilities increased $2.2 million.

Our cash flows used in investing activities for the nine months ended September 30, 2013 were approximately $43.8 million.  Of this total, $45.7 million was used for the purchase of property and equipment comprised of (i) $35.0 million for success-based customer and network expansion, (ii) $4.0 million for infrastructure upgrades and network sustainment, and (iii) $6.7 million primarily for information technology upgrades.  Our cash outflows for investing activities were partially offset by inflows of $1.0 million received from Rural Utilities Service (“RUS”) for reimbursement of the broadband stimulus grant portion of capital spent on the projects and the return of $1.0 million of the related required pledged deposit.

Our cash flows used in investing activities for the nine months ended September 30, 2012 were $43.5 million.  Of this total, $43.9 million was used for the purchase of property and equipment comprised of (i) $33.6 million for success-based customer and network expansion, (ii) $6.4 million for infrastructure upgrades and network sustainment, and (iii) $3.9 million primarily for information technology upgrades.  Our cash flows used in investing activities for the nine months ended September 30, 2012 also included $0.8 million of reimbursable capital spending on the RUS project and $0.3 million paid for the purchase of a tradename asset offset by $0.8 million received from RUS for reimbursement of the grant portion of capital spent on the projects and the return of $0.8 million of the required pledged deposit.

We currently expect capital expenditures for 2013 to be in the range of $65 million to $70 million.  These capital expenditures are being targeted to leverage our extensive investment in our fiber network backbone and fiber rings with enterprise customer fiber builds, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.      During 2013, we are also allocating capital resources to provide essential network facility upgrades for our legacy voice and access segments, and fund fiber deployment in the RLEC territory related to an infrastructure upgrade to offer, among other services, continued deployment of fiber-to-the-home.  A portion of our capital expenditures for 2013 are also being devoted to internal business system upgrades and enhancements.

Net cash provided by financing activities for the nine months ended September 30, 2013 aggregated $47.6 million, which primarily represents the following:

•	$375.0 million proceeds from the second quarter debt refinancing;
•	$308.2 million principal repayments on senior secured term loans;
•	$4.9 million paid for debt issuance costs;
•	$3.5 million principal repayments (net of borrowings) under the revolving credit facility;
•	$1.3 million principal payments under capital lease obligations;
•	$0.9 million paid to terminate a portion of our interest rate swaps; and
•	$9.1 million cash dividends paid on common stock.

Net cash used in financing activities for the nine months ended September 30, 2012 aggregated $21.2 million, which primarily represents the following:

•	$10.3 million repayments (net of borrowings) under the revolving credit facility;
•	$1.5 million repayments on our senior secured term loans;
•	$8.9 million cash dividends paid on common stock; and
•	$0.6 million principal payments under capital lease obligations.

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

As of September 30, 2013, we had $58.1 million in cash, $4.3 million in restricted cash and working capital (current assets minus current liabilities) of $52.2 million. We expect that our cash on hand and cash flows from operations are sufficient to satisfy our foreseeable working capital requirements, capital expenditures, dividend payments and debt service requirements for the next 12 months.

On February 27, 2013, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on April 11, 2013 to stockholders of record on March 13,  2013 and totaled $3.1 million.  On May 1, 2013, our board of directors declared a quarterly dividend on our common stock in the amount of $0.14 per share, which was paid on July 11, 2013 to stockholders of record on June 13, 2013.    On July 31, 2013, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which was paid on October 10, 2013 to stockholders of record on September 12, 2013.  On October 30, 2013, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, which will be paid on January 9, 2014 to stockholders of record on December 12, 2013.

After considering the cost to service the Credit Facility as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend.  All decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under our credit agreement, applicable law and other factors our board of directors deems relevant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million credit facility on April 30, 2013.  As of September 30, 2013, $374.3 million was outstanding under our Credit Facility.  As of September 30, 2013, we had a leverage ratio of 4.07:1.00 and an interest coverage ratio 7.57:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $6.4 million as of September 30, 2013.

Under the terms of our Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our term loans (approximately $187 million).  The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.    A portion of the swap agreements were terminated in connection with the debt refinancing.  The Company entered into additional swap agreements in July 2013 to bring the combined notional amount of the swap agreements up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B. Under the new swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%. We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At September 30, 2013, our financial assets in the condensed consolidated balance sheets included unrestricted cash of $58.1 million and restricted cash of $4.3 million.  Other securities and investments totaled $0.6 million at September 30, 2013.

The following sensitivity analysis indicates the impact at September 30, 2013, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$374,313	$367,378	$371,741	$363,702
Capital lease obligations	$6,397	$6,397	$6,565	$6,230

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 18) in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K and such Quarterly Report on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

Except as set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Network delays or interruptions of service could cause us to lose customers.

To be successful, we must provide our customers reliable network service. Some of the risks to our network and infrastructure include:  physical damage to outside plant facilities; power surges or outages; software defects; human error; disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and failures in operational support systems.  Furthermore, as the demand for increased bandwidth from our customers has grown and as it continues to grow, our network could experience greater data loads that may also result in network interruptions in service and reduced capacity for our customers.  Service interruptions could cause us to incur additional expenses and may cause us to lose customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended September 30, 2013, the Company repurchased 22,232 shares of Company stock for $0.4 million in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2013 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	-	$-	N/A	N/A
August 1, 2013 - August 31, 2013	22,054	$18.13	N/A	N/A
September 1, 2013 - September 30, 2013	178	$21.67	N/A	N/A
	22,232	$18.16	N/A

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