Form 10-K
period 2013-12-31
Lumos Networks Corp.
filed 2014-03-07
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

[    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ]  Yes   [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ]  Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

As of June 30, 2013, the aggregate market value of the Registrant’s common stock was $269,794,771.

There were 22,187,783 shares of the registrant’s common stock outstanding as of the close of business on March 3, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Incorporated Into
Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.
2013 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business.

Lumos Networks Corp. Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our approximately 7,400 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

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

Business Strategy

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data transport and mobility services among our carrier and enterprise customers in our marketplace.  Our strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii)  monetize our approximately 7,400 route-mile fiber optic network by selling bandwidth and data transport services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 70% to 80% of our strategic data revenue from on-net traffic; (iii) proactively manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services;  (iv) continue to provide high quality customer service and a compelling value proposition; (v) renew focus on managing resources from the declining legacy voice products into our faster growing and more profitable strategic data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; and (vii) execute our success-based investment strategy to improve capital efficiency and expand margins.

Our strategic data segment, which provided approximately  59%  of our total revenue in 2013, represents the main growth opportunity and the key focal point of our strategy and currently includes our enterprise data, data transport, FTTC and IP services product lines.  Given our focus on on-net customers, our strategic data services typically carry higher gross margins than many of our other services.    A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our strategic data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.

The remaining 41% of our total revenue in 2013 was generated from our legacy voice and access segments.  These legacy businesses, in the aggregate, require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows.  It is our belief that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 10% to 15%.  This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes, the effect of current economic conditions on businesses and product replacement of voice service offerings from cable operators in our markets.  Despite the declining revenues, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing strategic data segment.

The key imperatives for our strategic data growth initiatives are as follows:

Enhance Carrier Ethernet Network and Manage Technology Churn

As demand for Long Term Evolution (“LTE”) FTTC services, greater data transport bandwidth, and guaranteed network stability continues, there is an increasing demand to provide carrier Ethernet networks to our wireless carrier customers and large data transport customers. To meet this need, we plan to invest capital resources in 2014 to enhance our fiber network and effectively create a dedicated carrier network within our existing fiber network to provide LTE FTTC solutions and data transport services to multiple large telecommunications providers who operate in our markets.    As of December 31, 2013, we provided LTE FTTC connectivity to 608 cell sites.  We intend to significantly increase LTE FTTC connectivity to cell sites in close proximity to our fiber network over the next several years to capitalize on the growth opportunity in our footprint.  In addition, we will deliberately and proactively manage our legacy customers from legacy technologies to our carrier Ethernet services with the intent of reducing churn and improving the customer experience with our services.

Edge-Out into Key Markets Adjacent to Our Existing Network Footprint

Driven by demand from existing enterprise and carrier customers our edge-out strategy expands our fiber network into new contiguous markets  by leveraging existing and new assets.  Our current edge-out markets are Richmond, VA and Western PA.  We recently completed the build out of our 110 metro-mile fiber network in Richmond, VA and lit up the network, with anchor enterprise and carrier customers under contract.  In Western PA, we own fiber assets we can leverage to build out metro Ethernet and Ethernet rings, and we also plan to enhance parts of the Western PA network as part of our carrier Ethernet investment.  As we edge-out into new markets, we are able to bring new carrier customers, LTE cell sites and enterprise customers onto our fiber networks, thus significantly increasing our addressable market size.

Drive Incremental On-Net Data Traffic

Our on-net strategy focuses on driving traffic through our network, thereby increasing profitability.  As our network footprint grows and the bandwidth demand increases, we are able to drive incremental revenue through our existing network with minimal increase in operating expenses or incremental capital expenditures.  We evaluate this on-net approach and the associated capital expenditure against the revenue opportunity and have determined that maintaining approximately 70% to 80% of our strategic data revenue from on-net traffic is the most effective use of capital.

Use Disciplined Success-Based Capital Investment Strategy

We seek to maximize our capital expenditure efficiency by requiring that a significant percentage of our capital investment be tied to specific revenue generating products based on customer commitments, which we refer to as “success-based projects”.  Our success-based capital investment strategy involves maximizing capital expenditure efficiency by pursuing on-net and near-net customer opportunities and maintaining a balanced mix of FTTC, carrier and enterprise business.  Our capital investment strategy targets a 10% to 15% return on investment and a less than 4-year payback.  In 2013, approximately 75% of our funds committed to capital projects were for success-based projects.  Since the beginning of 2012, we have invested approximately $104 million of capital within our strategic data segment, the majority of which was allocated to success-based projects.  Our goal is to continue to achieve a similar ratio of success-based projects to total capital expenditures again in 2014.

As of December 31, 2013, our fiber network spanned approximately 7,400 route miles and we were connected to 608 cell towers, approximately 1,344 buildings and 12 data center locations.  We believe there is significant opportunity to compete for opportunities to connect to new cell towers, buildings and data centers in close proximity to our existing fiber network.  To assist us in capturing these opportunities, we have strengthened our management team with hires over the last two years and intend to drive growth by focusing on leveraging our existing strategic fiber assets and expanding our carrier Ethernet network to deliver next-generation communications services.

Business Segments

We have three reportable business segments, as follows:

Strategic Data

Our strategic data segment includes our enterprise data, carrier data and IP services product groups.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions, and educational institutions.  IP services are also provided to a residential base of customers by this segment.  Revenues from our strategic data segment accounted for approximately 58.5%, 52.7% and 45.1% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  Strategic data products are growing at a pace that significantly exceeds our other product lines and given our focus on on-net customers, they typically also provide a higher gross margin.  The objective of our strategic data segment is to leverage the ever increasing data bandwidth demands for our enterprise and carrier customers in our addressable markets.  As of

December 31, 2013, we had approximately 1,400 major business customers and approximately 47,000 broadband network connections in service.

Our strategic data segment operations are based upon both our edge-out and on-net strategies that seek to expand into new markets by maximizing the use of our fiber assets while optimizing capital efficiency and profitability.  In 2013, we continued to re-deploy capital and personnel resources away from our declining legacy product lines (both legacy voice and access) towards our growth businesses within our strategic data segment.  Our “on-net” strategy utilizes a facilities-based approach that requires disciplined use of capital expenditures on success-based projects to grow our fiber assets and reach an increasing number of both carrier and enterprise customers.

In addition to the higher gross margins that are characteristic of on-net expansion, we have also been able to deliver other enterprise services, such as metro Ethernet transport as a direct result of on-net connectivity growth.  We believe our dedication to the facilities-based strategy, combined with our commitment to customer service, will continue to attract the larger customers in our key vertical markets.

We generate growth within our strategic data segment through increased bandwidth demand, particularly for long-term FTTC contracts from wireless carriers deploying LTE services, improving enterprise penetration within our existing markets and selling into the edge-out markets.  In 2013, we added 238 FTTC sites, representing a year-over-year increase of approximately 64%, and 140 on-net buildings, representing an increase of approximately 12% year-over-year.  Our sales force is focused on capitalizing on these sources of growth as we are organized into carrier and enterprise teams to effectively pursue the opportunity.  Our ability to sustain or accelerate revenue growth in our strategic data segment depends on our effectively deploying capital to upgrade our fiber network and implementing our FTTC and edge-out plans in a timely and disciplined manner, attracting new customers and managing churn by upgrading existing customers from legacy technologies to carrier Ethernet services.

Legacy Voice

Our legacy voice segment includes the following products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services, excluding voice over IP (“VoIP”) services which are typically provided to enterprise customers and are included in our strategic data segment.  These products are sold to enterprise and residential customers through our competitive local exchange carrier (“CLEC”) and rural local exchange carrier (“RLEC”) network.  Revenues from our legacy voice segment accounted for approximately 27.2%, 31.0% and 36.5% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, we operated approximately 95,700 CLEC lines and 28,900 RLEC telephone access lines, a portion of which are fiber-fed and have IPTV-based video services and broadband Internet access with speeds up to 300Mpbs.  We also leverage our existing copper assets to provide video services over copper and DSL services to customers typically in our legacy business.  Revenues from video, broadband Internet and DSL services are included in our strategic data segment.

Access

Our access segment provides carrier customers access to our network within our footprint and primarily includes switched access services.  Revenues from our access segment accounted for approximately 14.3%, 16.3% and 18.4% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  A  significant portion of our access segment revenues are derived from programs funded by regulatory agencies for recovery of lost revenues resulting from intercarrier compensation reform.  During 2013, we continued to experience declines in revenues from our access segment and anticipate continuing declines primarily resulting from regulatory actions taken by applicable regulatory authorities as described in the Regulation section below and also due to network grooming activities by carriers.

For detailed financial information about our business segments, see Note 4 in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, and for a detailed review of our financial performance and results of operations by business segment, see Part II, Item 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Products and Services

Data Services:

We provide data services to data carriers and enterprise customers including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our fiber network.  Our key data service offerings include the following:

MPLS Ethernet / Metro E	•	Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.
	•	Connectivity to/from our partner networks through connections to carrier hotels and Network-to-Network Interface (“NNI”) circuits.
	•	Metro Ethernet Forum (“MEF”) 2.0 certified products (E-line, E-Tree, E-LAN and E-Access).
	•	Fiber to the cell sites (“FTTC”), used by wireless carriers as backhaul.
	•	Speeds ranging from 1.5 Mbps to 10 Gbps.

High-capacity Private Line Service and Wavelength Transport Services	•	High-capacity, non-switched facilities provided to end users and carriers for voice and data applications.
•

Wavelength technology provides a point-to-point connection between two locations that is dedicated to a single customer and provisioned on our high-speed fiber optic backbone. Our wavelength services now offer speeds up to 100 Gbps.

	•	T1/DS3 and Sonet OCX based services with speeds from OC3 to OC192.

Dedicated Internet Access (DIA)	•

Dedicated synchronous bandwidth for large enterprise and ISP customers in speeds from 5 Mbps to 10 Gbps over our protected fiber optic network with resilient connectivity to high speed transit and peering connection locations in Ashburn, VA and Chicago, IL.

Data Center/Collocation Services	•	Secure, reliable and high speed access to computing resources for regional data center/collocation facilities that provide security, UPS, generator and HVAC technologies.

Residential and Small Business:

We provide DSL and Broadband XL Internet, voice, video and IP services to our residential and small business customers.  Our voice service offerings include local lines, PRI, long distance, toll and directory advertising and other voice services.  Our customers have the option of bundling our voice, broadband and video service offerings.  Our IP-enabled product offerings combine voice and data services over a dedicated broadband facility utilizing VoIP protocols allowing customers dynamically allocated bandwidth to maximize voice and data transmission. VoIP technology also enables advanced features such as simultaneous ring, remote office, business continuity and fixed mobile convergence.  Our IPTV-based video services offer over 300 channels, including 77 high definition channels, video-on-demand and DVR capability.

Carrier Access:

In addition to our data services, we also provide carrier customers with access to our network within our footprint which primarily includes switched access services.

Sales, Marketing and Customer Care

Sales.  We serve our carrier and enterprise customers in the competitive space with our suite of fiber-based strategic data products, which include metro Ethernet, MPLS, VPN and dedicated Internet access.  We have continued to see increased demand for these products across our customer base, particularly as demand for data transport and mobility services grow.  The mission of our sales team is to capitalize on this growing demand by offering customized solutions to our carrier and enterprise customers with a continued focus on expanding within our key vertical markets, which include healthcare, education, financial services and government.  Our technical team plays a significant role in our sales approach in order to focus on selling customized long-term secure networking and data solutions.

Over the course of the last year, we have added experienced leaders to our sales teams, and we continue to look to add talent to our sales teams opportunistically.  Our overall strategy of deliberately and strategically shifting resources from the declining legacy voice and access business into our strategic data business also extends to our sales and sales engineering teams.  Our sales force is organized into carrier and enterprise teams to effectively pursue opportunities with the focus on capitalizing on the increased bandwidth demand, particularly for long-term FTTC contracts from wireless carriers deploying LTE services, improving enterprise penetration within our existing markets and selling into the edge-out markets.  We continue to further upgrade our sales technology to include the use of mobile devices and applications by key sales people and sales engineers.  We believe the use of these mobile tools by our sales teams will improve sales productivity and enhance the customer experience.

Our current edge-out markets include Richmond, VA and Western PA.  In the second half of 2013, we completed the build out of our 110 metro-mile fiber network in Richmond, VA and lit up the network with anchor enterprise and carrier customers already under contract.  In Western PA we own long-haul fiber assets and can leverage these assets to build out metro Ethernet and Ethernet rings.  We employ in-market sales teams to drive revenue growth in these markets.

Marketing.  Our marketing team is primarily focused on driving revenue growth in our strategic data business.  During 2013, we further enhanced the interactive network mapping tools for our website to provide detailed insight into our network footprint.  Prospective customers can access the mapping tools online and pin point their location in proximity to our fiber by typing in an address.  Our marketing strategy is centered on the customer experience and a strong alignment with our sales, product management, network operations and service delivery teams to provide customized data solutions.

Customer Care.  We have continued to refine our customer care teams in support of the multiple touch points for our customers.  This includes moving personnel to operations functions in support of a new service delivery team.  In 2012, we rolled out a comprehensive “Platinum Care” program to serve our top strategic data clients and in 2013 we further differentiated our customer care teams and levels of service in order to provide what we believe to be an even higher level of customer service.  In 2014, we intend to further differentiate the customer care organization so that strategic data customers are better served and our residential and small business customers still receive the quality customer care they are accustomed to in an effort to manage the churn in this part of the business effectively.

Our Network and Platform

We have developed a fiber optic network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  As of December 31, 2013, our fiber network spanned approximately 7,400 route miles.

Our integrated fiber transport network allows us to offer a suite of advanced next-generation communications services, including, but not limited to, 100Gbps wavelength services, which provides greater throughput and superior latency performance, multi-site networking, dedicated Internet and MEF 2.0 certified Ethernet solutions, high-speed Internet and VoIP services.  We use a multi-vendor approach, including Cisco, Alcatel-Lucent and Ciena, among others, to deliver high-speed wavelength services directly to end customers as infrastructure for the MPLS Ethernet and high-speed Internet backbone.  Network-to-network interconnection points allow us to engage carrier partners to provide end to end service for carrier and enterprise customers.  We continue to invest in our fiber network to support the deployment of next-generation products and services, expand our addressable market and bring new customers on-net.

Our local networks consist of central office digital switches, routers, loop carriers and virtual and physical collocations interconnected primarily with fiber facilities. A mix of fiber optic and copper facilities connect our customers with the core network. Our network operations center provides technical surveillance of our network using IBM-based network management systems.

In 2013, we began an upgrade of our internal business processes and systems including financial, provisioning, billing and customer care, which will allow us to scale our back office systems as our business continues to grow.  We expect to begin realizing the benefits of this initiative in the second half of 2014, including operating efficiencies, improved customer facing capabilities and streamlined business processes.

Competition

We compete with incumbent local exchange carriers (“ILECs”),  broadband service providers, incumbent cable operators, and fiber providers and to a lesser extent,  CLECs.  We also face competition from potential future market entrants.  In the last two years, we have seen increasing competition from the cable operators and ILECs for metro-Ethernet services to mid-size businesses.  To remain competitive, we position our company as a customer-focused and leading edge provider with a full portfolio of broadband and IP-based services and the theme that “our technology comes with people.”

As a result of the rapid growth in demand for broadband data transport, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including cable and wireless access.  Our competition includes:

•	ILECs, including AT&T, Verizon, Frontier, Windstream and CenturyLink;
•	national fiber service providers and CLECs, including Level 3, Zayo and Time Warner Telecom; and
•	national and regional cable operators, including Comcast, Shentel, Cox, Time Warner Cable and Suddenlink.

As the RLEC for the western Virginia cities of Waynesboro, Clifton Forge and Covington and portions of the Virginia counties of Alleghany, Augusta and Botetourt, we have competition from cable companies and are subject to competition from wireless carriers.  A portion of residential customers moving into our service area do not purchase landline phone service.  Although CLECs have not entered our incumbent markets to compete with us, it is possible that one or more may enter our markets.  To minimize potential competition in the RLEC markets, we offer fiber-to-the-home, DSL, video over copper and a variety of bundled services for broadband, voice and video.

We believe our competitive strengths include our advanced fiber network; our footprint, including contiguous markets, which we believe provides opportunities for growth with a favorable competitive environment relative to first-tier markets; our robust and expanding products and services, including FTTC and metro Ethernet; our disciplined, success-based capital investment strategy aimed at optimizing our capital efficiency and delivering attractive returns; our diverse customer base, our strong liquidity position and future cash flow visibility from our legacy voice and access segments; and our experienced management team, with deep industry experience and a strong track record of operating and scaling bandwidth infrastructure assets.

Employees

As of December 31, 2013, we employed 577 full-time and two part-time employees.  Of these employees, 49 are covered by a collective bargaining agreement that expires June 30, 2014.

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

Federal Regulation of Interconnection and Interexchange Services

The Communications Act requires all common carriers to interconnect on a non-discriminatory basis with other carriers, imposes additional requirements on incumbent local exchange carriers (such as our RLEC’s), and imposes even more comprehensive requirements on the largest ILECs.  The large ILECs are required to provide competitors with physical collocation to allow competitors to place qualifying equipment in ILEC central offices; to unbundle some of their services into unbundled network elements (“UNE”) at “forward looking” rates, permit resale of some of their services, provide access to poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation for the transport and termination of local traffic The obligations of the large ILECs to provide these network facilities and services are in flux and could be further altered or removed by new legislation, regulations or court order.

ILEC operating entities that serve fewer than 50,000 lines are defined as “rural telephone companies” under the Communications Act and are exempt from the additional requirements applicable to the large ILECs unless and until such exemption is removed by the state regulatory body.  Each of our RLEC operations is considered separately and each has this rural telephone company exemption.

Access Charges and Universal Service

Intercarrier compensation includes regulated interstate and intrastate access charges that we and other ILECs and CLECs receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local wireline calls.

The FCC has reformed and continues to reform the structure of the federal access charge system.  In 2011, the FCC released a significant order on access reform and USF reform.  In the order, the FCC adopted a uniform national bill-and-keep framework (in which carriers do not collect or pay access charges or reciprocal compensation) as the ultimate end state for all telecommunications traffic exchanged with any local exchange carrier.   Multiple parties appealed the FCC’s order.  Those appeals were consolidated at the 10th Circuit Court of Appeals and oral argument was held on November 19, 2013.

Effective July 1, 2013, our ILECs and CLECs took their intrastate rates for end office switching for terminating traffic, carrier common line charges on terminating traffic, and certain intrastate, transport services to interstate rates.  The FCC order permitted ILECs to implement a new charge on end users to partially offset the loss in access charge revenues, the Access Recovery Charge (“ARC”), effective July 1, 2012.  The maximum ARC for residential customers is $3 per month after six years.  Multi-line business customers have their Subscriber Line Charge and ARC combined capped at $12.20 per line.   In addition, RLECs are able to recover a portion of lost access revenues from the Connect America Fund (“CAF”).  Our RLECs began charging the ARC and began receiving funding from the CAF on July 1, 2012.

Net Neutrality.  On January 14, 2014, the Federal Court of Appeals for the District of Columbia struck down the FCC’s  “net neutrality” rules, including the following portions of those rules:

•

No blocking. Fixed broadband providers may not block lawful content, applications, services or non-harmful devices; mobile broadband providers may not block lawful websites, or block applications that compete with their voice or video telephony services; and

•	No unreasonable discrimination. Fixed broadband providers may not unreasonably discriminate in transmitting lawful network traffic.

The FCC has announced that it will not appeal the court order.

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

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or telecommunications franchises to install or expand facilities.  Video franchises are also required for our video services.  We obtain such permits and franchises as required.  We hold video franchises in the City of Waynesboro, Botetourt County, City of Lynchburg, City of Staunton (for the Gypsy Hill Development only), Bedford County, Alleghany County, City of Covington, Town of Clifton Forge, and Town of Iron Gate.  All of these localities are in the Commonwealth of Virginia.

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

Risks Relating to Our Business:

Adverse economic conditions may harm our business.

Economic uncertainty or a lack of economic growth could negatively impact our business results.  Unfavorable economic conditions, including a return to recession or disruptions to the credit and financial markets, could cause customers to slow or delay spending.  If demand for our services decreases, our revenues would be adversely affected and churn may increase.  In addition, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for services they have purchased.  Any of the above could have a material effect on our business, financial position, results of operations and cash flows.

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

We must grow our strategic data business and manage the decline in our legacy voice and access segments in order to sustain our revenue and cash flow growth.  We have pursued several growth initiatives including:

•	Increasing network investments in our core markets;
•	Investing in fiber network expansion into new adjacent geographic markets;
•	Building fiber to wireless carrier cell sites; and
•	Launching new products and services that meet customers’ data and IP needs.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell additional services to existing customers by effectively implementing our sales and marketing plans;
•	Manage churn, particularly as it relates to upgrading existing customers from legacy technology to advanced Ethernet services;
•	Complete customer installations in a timely manner to meet customer demands;
•	Successfully train our sales force to adapt to evolutionary demand for advanced data service;
•	Efficiently manage our capital expansion plans;
•	Manage increased competition from other data service providers in existing and new markets; and
•	Remain competitive with customer pricing and service expectations.

We face substantial competition in our markets; our competitors may have substantial business advantages over us and we may not be able to compete successfully.

We compete with ILECs, broadband service providers, incumbent cable operators, fiber companies and to a lesser extent, CLECs.  As a result of the rapid growth in demand for broadband data transport, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including cable and wireless access. Our competition includes ILECs, such as AT&T, Verizon, Frontier, Windstream and Centurylink; national fiber service providers and CLECs, including Level 3, Zayo and Time Warner Telecom, and national and regional cable operators, such as Comcast, Shentel, Cox, Time Warner Cable and Suddenlink.    In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge.    Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

Many of our competitors have financial resources, corporate backing, customer bases, marketing programs and brand names that are greater than ours.  Additionally, competitors may charge less than we do for services, causing us to reduce, or preventing us from raising, our fees.

Network delays or interruptions of service could cause us to lose customers.

To be successful, we must provide our customers reliable network service.  Some of the risks to our network and infrastructure include:  physical damage to outside plant facilities, power surges or outages; network equipment failures due to aging or other factors;  software defects; human error; disruptions beyond our control, including disruptions caused by terrorist activities or severe weather; and failures in operational support systems.

Furthermore, as the demand for increased bandwidth from our customers has grown and as it continues to grow, our fiber optic network could experience greater data loads that may also result in network interruptions in service and reduced capacity for our customers.  Service interruptions and lack of redundancy could cause us to incur additional expenses and/or issue network outage credits to our customers and may cause us to lose customers.

The telecommunications industry is generally characterized by rapid development and introduction of new technologies; if we are unable to adapt to these rapid changes, we could suffer price reductions, customer losses, reduced operating margins and/or loss of market share.

The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers and to deliver existing services more cost-effectively.  We expect that new technologies will continue to enable advances in our customers’ environments that create new demand drivers.  We believe that our future success will depend in part on our ability to anticipate and respond to the rapidly changing needs and demands of our customers on a timely basis and to compete with our competitors' offerings.  Our failure to obtain and integrate new technologies and applications, and develop new service offerings to meet those customer needs or to keep pace with or exceed the service capabilities of our competitors could impact the breadth of our service portfolio, resulting in less competitive and compelling offerings that could impair our ability to attract and retain customers.  We may be unable to keep pace with competitive offerings without making significant additional capital investments or adversely affecting our margins.

Revenue from certain of our more traditional products such as dedicated network services and certain voice services is growing slowly or is declining.  As a result, our overall revenue growth is driven primarily by our Ethernet services and we must continue to develop those and other next generation services in order to continue to grow our revenue.  New product development may be capital intensive and may pressure margins until the new products begin to generate substantial revenue.  New products that are largely software based are increasingly complex and may require more customer support and additional systems development.  In addition to investing in new technologies, we must replace equipment that supports our traditional services as that equipment ages or becomes redundant.  If we do not properly manage this process, including the migration of customers to our newer technologies, we may lose customers and market share, and our margins and returns could be adversely affected.

Losses or a decrease in usage from certain key customers may result in lower revenues or higher expenses.

We generated approximately 10% of our operating revenue from Verizon in each of the years ended December 31, 2013 and 2012.  In addition, we have substantial business relationships with several other telecommunications carriers.  Our next four largest carrier customers, in the aggregate, accounted for approximately 21%  and 17% of our operating revenues for the years ended December 31, 2013 and 2012, respectively.  If we were to lose Verizon or one or more of these other carrier customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

Many of our competitors are less heavily regulated than we are, which could increase our expenses or force us to lower prices, causing our revenues and operating results to decline.

As the rural local telephone companies for the western Virginia cities of Waynesboro and Covington, and portions of the Virginia counties of Alleghany, Augusta and Botetourt, we currently compete with a number of different providers, many of which are unregulated or less heavily regulated than we are including Verizon and other large ILECs such as Frontier and CenturyLink.  These companies represent the dominant competition in much of our target service areas, and we expect this competition to intensify.  The large ILECs have established brand names, can diversify their risks across markets nationwide, possess sufficient capital to upgrade existing and deploy new equipment, own their telephone lines and can bundle digital data services with their existing analog voice services and other services, such as long-distance, wireless and video services, to achieve economies of scale in serving customers.  Additionally, the large ILECs that serve our markets are also our suppliers, which may affect their willingness to respond in a timely manner to our requests or to assist in the enhancement of the services we provide to our customers.

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

Consistent with the experience of other rural telephone companies, our rural telephone company subsidiaries have experienced a reduction in access lines caused by, among other things, wireless competition, cable competition and business customer migration from Centrex services to IP-based and other PBX services using fewer lines.  As penetration rates of these technologies increase in our markets, our revenues from our legacy voice and access segments could decline at a faster pace than currently expected.  Our rural telephone company subsidiaries experienced a net loss of approximately 2,300 access lines in the year ended December 31, 2013, or 7.4% of our access lines served at the end of 2012.  A continued net loss of access lines would negatively impact our revenues and operating results.

We have substantial indebtedness, which could restrict our ability to pay dividends and have a negative impact on our financing options and liquidity position.

On April 30, 2013, Lumos Networks Operating Company, our wholly-owned subsidiary, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a  $100 million senior secured five-year term loan, a $275 million senior secured six-year term loan and a $50 million senior secured five-year revolving credit facility.  Our indebtedness under the Credit Facility was $373.6 million at December 31, 2013 and it carries interest expense of approximately $14 million annually.

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

Our Credit Facility imposes certain operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

Our Credit Facility imposes certain operating and financial restrictions on our subsidiaries.  These restrictions generally:

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

We cannot assure you that those covenants will not adversely affect our ability to pay dividends or repurchase stock, finance our future operations or capital needs or pursue available business opportunities.  A breach of any of these covenants could result in a default with respect to the Credit Facility.  If a default occurs, our indebtedness under the Credit Facility could be declared immediately due and payable.

We may require additional capital to respond to customer demand and to competition, and if we fail to raise the capital or fail to have continued access to the capital required to fund our strategic growth plan, we may experience a material adverse effect on our business.

Our strategic growth plans require a significant amount of capital investment in our fiber network.  Our aggregate capital expenditures for 2013 were approximately $68 million, approximately 75% of which were for success-based customer projects and network expansion and the remaining 25% was for infrastructure upgrades, network sustainment and internal IT projects.  We estimate that our capital expenditures for 2014 will be in the range of approximately $70 million to $75 million.

To remain competitive, we will need to upgrade the technical requirements of our existing network infrastructure and build out our network with advanced fiber technology within our territories which will require a significant investment of capital resources.  A portion of our planned capital expenditures in 2014 are earmarked to fund these projects; however, the cost or extent of the work could be more significant than anticipated.  Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.  Although we refinanced our debt in 2013 on favorable terms and expect to be able to fund our capital requirements with cash on hand and cash generated from operations, we may need to obtain additional financing in the future.  There is no assurance that we would be able to secure such financing on terms acceptable to us or at all.

Our RLEC subsidiaries are subject to several regulatory regimes and consequently face substantial regulatory burdens and uncertainties; regulatory developments will further reduce revenues that we receive from access charges and/or from the federal Universal Service Fund, the Connect America Fund or other fund allocations.

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

Over time, FCC and state regulations have resulted in reducing our switched access and reciprocal compensation revenue.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge.”  For the year ended December 31, 2013, we recognized $16.6 million of revenue from cost recovery mechanisms, including $10.3 million from the CAF.  Regulatory changes could impact the amount and timing of the revenues received from these funds in the future.  There is no guarantee that we will recover all or a portion of lost revenues resulting from intercarrier compensation system reform or that we will not be subject to further rate reductions in the future.  Furthermore, by accepting government funding, we are subject to audit by the FCC or certain other government agencies that administer the funds and our methodologies or approaches taken to determine the amounts of eligible access revenues or costs could be called into question during an audit. Although we believe our methodologies and approaches are compliant and reasonable, there is no assurance that an audit would not result in a demand for a partial refund or nonpayment of future funding by the respective government agency.

Lumos Networks and other industry participants are frequently involved in disputes over issues that, if decided adversely to us, could harm our financial and operational prospects.

We anticipate that we will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting our business.  These issues include the administration and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations and intercarrier compensation.  We also may be included in proceedings and arbitrations before state and regulatory commissions, private arbitration organizations, and courts over many issues that will be important to our financial and operation success.  While we believe we have adequate reserves for the probable and estimable losses related to the expected outcomes of our current disputes, the results of these disputes are inherently unpredictable.

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

In 2013, we began an upgrade of our internal business processes and systems including financial, provisioning, billing and customer care, which will allow us to scale our back office systems as our business continues to grow.  We expect to begin realizing the benefits of this initiative in the second half of 2014, including operating efficiencies, improved customer facing capabilities and streamlined business processes.  If we are unable to successfully implement the systems in a timely manner, we could face delays or disruptions in providing services to or billing our customers or we could incur additional costs, which could have an adverse impact to our financial and operating results.

We are dependent on third-party vendors for our information and billing systems.  Any significant disruption in our relationship with these vendors could increase our costs and affect our operating efficiencies.

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

We are a party to collective bargaining agreements with our labor union, which represented 49 employees as of December 31, 2013.  Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire.  If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business.  Our collective bargaining agreements expire June 30, 2014 and are currently under review for extension.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure.  If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of key suppliers and vendors for equipment and services relating to our network infrastructure.  If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber growth and operating results could suffer significantly.  Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components.  As a result, we have become reliant upon a limited number of network equipment manufacturers, including Cisco, Alcatel-Lucent, Ciena and others.  If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

If we cannot obtain and maintain necessary rights-of-way and access to pole attachments for our network, our operations may be interrupted and we would likely face increased costs.

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments, transit authorities and private landowners.  We may not be successful in obtaining and maintaining these rights-of-way or obtaining them on acceptable terms.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks.  This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures.  In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under our credit agreement and may subject us to legal complaints or claims.  We may also incur costs resulting from a disruption of service or the relocation of equipment for other carriers that use our network under IRUs granted by us.

Under federal law, we have a right to use the poles, ducts, and conduits of investor-owned utilities (electric and telephone) at regulated rates for our cables, including fiber optic facilities.  Some of the poles we use are exempt from federal regulation because they are owned by utility cooperatives and municipal entities.  If the rates, terms and conditions imposed by utilities are unreasonable, or if the utilities do not allow us access to the poles, ducts, and conduits in a timely manner, our business, financial results or financial condition could suffer.

Our rights to the use of fiber that are part of our network may be affected by the ability to continue long term contracts and the financial stability of our Indefeasible Rights to Use fiber providers.

A portion of our services are provided on network fiber facilities licensed or leased from other network service providers through IRUs or similar arrangements.  The facilities under these agreements have remaining terms generally ranging from 5 years to 25 years.  In these agreements, the network owner is responsible for network maintenance for which we pay such network owners.  If our network provider under IRU agreements has financial troubles, it could adversely affect our costs, especially maintenance costs and ability to deliver service.  Also, if our network providers under IRU agreements are unable to obtain and maintain necessary rights-of-way and access to pole attachments for their fiber networks or if they fail to renew or extend our IRUs, our operations may be interrupted and/or we could incur material expenses if we were required to relocate to alternative network assets.

We are dependent upon interconnection agreements with other carriers to reach some of our customer locations.

We have interconnection agreements with the ILEC networks in the markets we serve.  Based on customer growth and our assessment of growth opportunities in these markets, we purchase wholesale voice lines, data circuits and access to collocation facilities under these agreements.  From time to time, we are required to negotiate amendments to, extensions of, or replacements for these agreements.  Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future.  We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us.  Our inability to do so would adversely affect our existing operations and opportunities to expand our business in existing and new markets.  If rates became unfavorable or we could no longer access collocation facilities, we could be forced to alter our service delivery which could reduce our customer base.  As the FCC modifies and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules.

If interest rates increase, our net income could be negatively affected.

Our long-term debt exposes us to adverse changes in interest rates.  We cannot predict whether interest rates for long-term debt will increase, and thus we cannot assure you that our future interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows.  We did enter into interest rate swap contracts on 50% of the credit facility through 2015 in order to mitigate this exposure.

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net operating performance.

As of December 31, 2013, we had goodwill and other intangible assets of approximately $125.4 million (approximately 21% of total assets).  If the impact or the timing of ongoing regulatory reform actions is significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an additional impairment charge, which would lead to a decrease in the company’s assets and reduction in net income.  We test goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite-lived intangible asset and the implied fair value of the asset in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Any changes in key assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

Security breaches to our physical facilities, computer networks, and informational databases, and unauthorized use of, or interference with, our network could disrupt services and result in loss of customer data and customers, and increase our costs.

The nature of our business necessitates that parts of our network remain in the public domain and as a result it is possible that unauthorized use, interference with, or malicious or unintentional disruptions of our network may occur. In addition, computer viruses, theft, attacks by hackers, or similar disruptive problems may occur.  If hackers gain improper access to our databases, they may be able to steal, publish, delete or modify confidential personal information concerning our subscribers.

In addition, misuse of our customer information could result in more substantial harm perpetrated by third parties.  This could damage our business and reputation, and result in a loss of customers.  Misuse of our customer information would also subject us to fines by the FCC.  We may incur costs associated with the unauthorized use of our network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of malice and fraud.  Malicious and fraudulent use of our network may impact interconnection costs, capacity costs, legal and administrative costs, fraud prevention costs and payments to other carriers for fraudulent use.

Our physical facilities may be vulnerable to physical break-ins which may also result in the misuse of our customer information, malicious and fraudulent use of our networks that may impact interconnection costs, capacity costs, legal and administrative costs, fraud prevention costs and payments to other carriers for fraudulent use.

If or when we lose a member or members of our senior management, our business may be adversely affected.

The success of our business is largely dependent on our senior management team, as well as on our ability to attract and retain other highly qualified technical and management personnel, including talented sales and technical personnel.

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

Risks Related to Our Common Stock:

The Quadrangle entities have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our common stock.

Pursuant to our shareholders agreement with Quadrangle, we agreed to register shares of our common stock held by the Quadrangle entities.  Upon a request from Quadrangle to comply with these registration obligations, we prepared and filed a registration statement on Form S-3 with the SEC on August 26, 2013 utilizing a shelf registration process.  Under this shelf registration process, Quadrangle may offer and sell in one or more offerings, up to an aggregate of 5,680,837 shares of our common stock.  On November 20, 2013, in a secondary offering of our common stock, Quadrangle sold 2,888,939 shares.

As of December 31, 2013, Quadrangle beneficially owned 2,791,898 shares, or approximately 13%, of our outstanding common stock, all of which could be offered for sale in the future under the existing shelf registration.  In addition, two of the eight directors that serve on our board of directors are representatives or designees of Quadrangle.  Pursuant to the terms of our shareholders agreement, with stock ownership below 20% of the voting power of our common stock, Quadrangle currently has the right to designate two directors, who do not need to be independent as defined by the rules of the NASDAQ Stock Market.  If Quadrangle’s ownership falls below 10% they may designate only one director and no directors if their ownership falls below 5%.  The shareholders agreement also provides that one director will be our Chief Executive Officer for so long as he or she is employed by us.

By virtue of the shareholders agreement and such stock ownership and representation on the board of directors, Quadrangle has a significant influence over day-to-day corporate and management policies and all matters submitted to our stockholders, including the election of the directors, and can exercise significant control over our business, policies and affairs.  Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control, change in management or a business combination that might otherwise be beneficial to our stockholders and as a result, may depress the market price of our common stock.

The interests of the Quadrangle entities may not coincide with the interests of a holder of our common stock and because the Quadrangle entities have significant influence over our business, they could cause us to enter into transactions or agreements adverse to the interests of our other stockholders.

The interests of the Quadrangle entities may not always coincide with the interests of our other stockholders.  Accordingly, because the Quadrangle entities have significant influence over our business, they could cause us to enter into transactions or agreements adverse to the interests of our other stockholders.

In addition, the Quadrangle entities are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  The Quadrangle entities may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.  Additionally, we have specifically renounced in the shareholders agreement any interest or expectancy that the Quadrangle entities will offer to us any investment or business opportunity of which they are aware.

The shares of our common stock owned by the Quadrangle entities are not freely tradable on The NASDAQ Global Market, and a sale of the shares of our common stock by Quadrangle  would increase the number of shares of our common stock eligible to be freely traded on The NASDAQ Global Market, which could depress the market price of our common stock.

As of December 31, 2013, Quadrangle beneficially owned 2,791,898 shares, or approximately 13%, of our outstanding common stock, all of which could be offered for sale in the future under the existing shelf registration.  The remainder of our shares of issued and outstanding common stock are freely tradable on The NASDAQ Global Market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless such shares constitute “restricted securities” within the meaning of Rule 144 under the Securities Act or are purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The shares of common stock subject to the shelf registration were not freely tradable on The NASDAQ Global Market and the sale of Quadrangles remaining shares  would increase the number of shares of our common stock eligible to be freely traded on The NASDAQ Global Market, which could depress the market price of our common stock.

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

A portion of our current investor base may be required to sell our common stock.

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

Risks Related to Our Business Separation from NTELOS:

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

We have agreed to certain restrictions to preserve the tax-free treatment of the Distribution to NTELOS, which may reduce our strategic and operating flexibility.

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

Certain of our officers and directors may have actual or potential conflicts of interest because of their cross directorships and stock ownership with NTELOS.

We continue to have overlap in directors with NTELOS, which may lead to conflicting interests.  James A. Hyde, the Chief Executive Officer and President of NTELOS, is serving on our board of directors and our CEO is serving on NTELOS’s board of directors.  Our board of directors also includes representatives of Quadrangle who are members of the board of directors of NTELOS.  Mr. Hyde and the members of our board of directors who overlap with NTELOS have fiduciary duties to both NTELOS’s and our stockholders.  These individuals may have actual or apparent conflicts of interest with respect to matters involving or affecting each company.  NTELOS continues to be a significant customer of the Company and therefore potential conflicts of interest could exist or arise in the future.  This arrangement may also subject us to regulation under state and federal affiliated interest’s regulatory requirements.

Also, because of their current or former positions with NTELOS, certain of our directors and executive officers may continue to own shares of NTELOS common stock and the individual holdings may be significant for some of these individuals compared to their total assets.  Given our commercial arrangements with NTELOS, this ownership may create, or, may create the appearance of, conflicts of interest when these executive directors and officers are faced with decisions that could have different implications for NTELOS and the Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets.  Our offices and facilities are generally shared by our operating segments. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future.  The table below provides the location, description and approximate square footage of our material owned properties.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.”    On March  3, 2014, the last reported sale price for our common stock was $14.52 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011.  Prior to that time, there was no established public trading market for our common stock.  The following table sets forth the high and low prices per share of our common stock and the cash dividends declared per common share for each of the quarters in 2013 and 2012, which correspond to our quarterly fiscal periods for financial reporting purposes:

	Stock Price per Share
	High	Low	Cash Dividends Declared per Common Share
2012:
First Quarter	$18.18	$10.13	$0.14
Second Quarter	10.76	7.65	0.14
Third Quarter	9.86	7.50	0.14
Fourth Quarter	10.54	7.61	0.14

2013:
First Quarter	$13.57	$8.82	$0.14
Second Quarter	17.72	12.27	0.14
Third Quarter	22.25	15.02	0.14
Fourth Quarter	25.10	18.83	0.14

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from November 1, 2011 (the first day our Common Stock began trading on the NASDAQ Global Market) to December 31, 2013, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period.  The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Composite Index
and NASDAQ Telecommunications Index
(11/1/11 - 12/31/13)

	November 1, 2011	December 31, 2011	December 31, 2012	December 31, 2013
Lumos Networks Corp.	$100	$98	$67	$141
NASDAQ Composite Index	$100	$101	$116	$160
NASDAQ Telecommunications Index	$100	$105	$105	$130

Holders

There were approximately 3,300 holders of our common stock on March 3,  2014.

Dividends/Dividend Policy

We intend to continue to pay regular quarterly dividends on our common stock. Cash dividends of $0.14 per share were declared and subsequently paid for each of the four quarters in 2013 and 2012.  On February 20, 2014, our board of directors declared a dividend in the amount of $0.14 per share, which is to be paid on April 10, 2014 to stockholders of record on March 13, 2014.  All decisions to declare dividends will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, investment opportunities, financial condition, credit agreement and contractual restrictions and other factors that our board of directors may deem relevant.  We are a holding company that does not operate any business of our own.  As a result, we are dependent on cash dividends and distributions and other transfers from our subsidiaries to make dividend payments or to make other distributions to our stockholders.  Amounts that can be made available to us to pay cash dividends will be permitted by our credit agreement within the parameters of a restricted payment basket.

Issuer Purchases of Equity Securities

The Company does not have a share repurchase program in effect.  However, during the three months ended December 31, 2013, the Company repurchased 9,715 shares of Company stock for $0.2 million in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2013 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	9,715	$22.01	N/A	N/A
November 1, 2013 - November 30, 2013	-	$-	N/A	N/A
December 1, 2013 - December 31, 2013	-	$-	N/A	N/A
	9,715	$22.01	N/A

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(1)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Operating Revenues	$207,475	$206,871	$207,414	$145,964	$130,595

Operating Expenses
Network access costs	42,417	46,845	47,715	24,381	21,715
Selling, general and administrative (2)	76,749	79,176	66,571	49,078	39,623
Depreciation and amortization and accretion of asset retirement
obligations	42,424	39,008	43,206	31,376	28,719
Asset impairment charges	-	-	86,295	-	-
Restructuring charges	50	2,981	-	-	-
Gain on settlements, net	-	(2,335)	-	-	-
Total Operating Expenses, net	161,640	165,675	243,787	104,835	90,057
Operating Income (Loss)	45,835	41,196	(36,373)	41,129	40,538

Other Income (Expenses)
Interest expense	(14,191)	(11,921)	(11,993)	(5,752)	(1,478)
Loss on interest rate swap derivatives	(144)	(1,898)	-	-	-
Other income, net	(1,587)	81	105	43	105
Total Other Expenses, net	(15,922)	(13,738)	(11,888)	(5,709)	(1,373)
Income (Loss) Before Income Taxes	29,913	27,458	(48,261)	35,420	39,165
Income Tax Expense (Benefit)	12,019	11,010	(4,383)	14,477	15,768

Net Income (Loss)	17,894	16,448	(43,878)	20,943	23,397

Net Income Attributable to Noncontrolling Interests	(121)	(108)	(52)	(119)	(39)
Net Income (Loss) Attributable to Lumos Networks Corp.	$17,773	$16,340	$(43,930)	$20,824	$23,358

Basic and Diluted Earnings (Loss) per Common Share
Attributable to Lumos Networks Corp. Stockholders
(Pro Forma and Unaudited for 2011)
Earnings (Loss) per Share - Basic (3)	$0.81	$0.78	$(2.11)
Earnings (Loss) per Share - Diluted (3)	$0.80	$0.76	$(2.11)

Cash Dividends Declared per Share - Common Stock	$0.56	$0.56	$0.14

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$14,114	$2	$10,547	$489	$3
Marketable securities	38,480	-	-	-	-
Property and equipment, net	378,723	336,589	299,958	273,906	203,239
Total assets	606,300	516,519	498,600	540,793	347,151
Total debt	379,978	312,225	326,576	180,721	651
Stockholders' equity attributable to
Lumos Networks Corp.	$86,333	$64,050	$52,383	$265,794	$272,681

(1)

The consolidated financial statements of Lumos Networks for the period January 1, 2011 through October 31, 2011 and as of and for the years ended December 31, 2010 and 2009 have been adjusted to reflect certain corporate expenses, including equity-based compensation expense, of NTELOS which were not previously allocated to the NTELOS segments (see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data).  These adjustments have been reflected beginning January 1, 2006.  Equity attributable to Lumos Networks has not been adjusted to reflect these corporate expenses for periods prior to January 1, 2006.

(2)	Selling, general and administrative expenses include equity-based compensation expense, as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Equity-based compensation expense	$6,778	$3,912	$2,383	$1,529	$794

(3)

Basic and diluted loss per share for the year ended December 31, 2011 is computed on a pro forma basis by dividing net loss for the year by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011, as if such shares had been outstanding for the entire year.    Prior to the Business Separation from NTELOS on October 31, 2011, we did not have any common stock outstanding.

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

Overview

Lumos Networks is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our approximately 7,400 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) monetize our approximately 7,400 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 70% to 80% of our strategic data revenue from on-net traffic; (iii) proactively manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services; (iv) continue to provide high quality customer service and a compelling value proposition; (v) renew focus on managing resources from the declining legacy voice products into our faster growing and more profitable strategic data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; and (vii) execute our success-based investment strategy to improve capital efficiency and expand margins.

Our strategic data segment, which provided approximately 59% of our total revenue in 2013 represents the main growth opportunity and the key focal point of our strategy and currently includes our enterprise data, data transport, FTTC and IP services product lines.  Given our focus on on-net  customers, our strategic data services typically carry higher gross margins than many of our other services.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our strategic data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.

The remaining 41% of our total revenue in 2013 was generated from our legacy voice and access segments.  These legacy businesses, in the aggregate, require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows.  It is our belief that revenue from these legacy businesses, in the aggregate, will continue to decline at an annual rate of approximately 10% to 15%.  This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement of voice service offerings from cable operators in our markets.  Despite the declining revenues, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing strategic data segment.

Business Separation

On October 14, 2011,  NTELOS announced a distribution date of October 31, 2011 for the spin-off of all of the then issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations.  We have been publicly traded on NASDAQ under the ticker symbol “LMOS” since November 1, 2011.

Financial data included in this Form 10-K reflects Lumos Networks as a standalone public company.  Revenue for 2011 includes services sold to the NTELOS wireless segment that was previously eliminated, which amounted to $6.6 million for the period January 1, 2011 through October 31, 2011.   Expenses include items previously unallocated by NTELOS, inclusive of legal and professional fees, equity-based compensation expense and certain expenses related to acquisitions.  These additional expenses for the period January 1, 2011 through October 31, 2011 totaled $2.6 million.

Business Segments

Our operating segments closely align with our product and service offerings, which coincides with the way that our chief operating decision makers measured performance and allocated resources during 2013.  Our reportable operating segments are strategic data, legacy voice and access.

Our strategic data segment provided approximately 58.5%, 52.7% and 45.1% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenue for our strategic data segment increased 11.3% for the year ended December 31, 2013, as compared to 2012.  This segment, which includes our enterprise data, data transport, FTTC and IP services product groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These businesses, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our strategic data products.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our strategic data segment depends on our ability to effectively allocate capital and implement our “edge out” expansion plans in a timely manner, attract new customers, manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services and respond to competition from other data service providers in existing and new markets.

The 11.3% growth in our strategic data segment revenues in 2013 was achieved primarily through increases in customer bandwidth demand, as reflected in the addition of 238 fiber to the cell sites, and an approximate 12% increase in the number of on-net buildings.  Our sales force is focused on taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying LTE data services, selling into the “edge out” markets, and improving penetration in existing markets.  We had fiber deployed to 370 cell towers at December 31, 2012 and we added 238 cell towers in 2013 for a total of 608 fiber to the cell sites as of December 31, 2013.  Although all of our strategic data product groups (enterprise data, carrier data and IP services) contributed to the year-over-year growth in revenues, the revenue growth from both our enterprise data and transport products, within our carrier data group, was negatively impacted by network grooming as existing customers redesign their networks and upgrade to newer products to improve efficiency.  As we make further progress with implementing our “edge out” strategy in 2014, which includes extending and upgrading our fiber optic network in the Richmond, VA and Western PA markets, we believe that the effect of churn on these product lines will begin to be more than offset by revenue from new enterprise customers, FTTC contracts and inter-carrier connectivity.

The remainder of our total revenue was generated by our legacy voice and access segments.  Our legacy voice segment provided 27.2%, 31.0% and 36.5% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  Our access segment provided 14.3%, 16.3% and 18.4% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  These businesses, in the aggregate, require limited incremental capital to maintain the underlying assets, and deliver reasonably predictable cash flows.  Revenue declined 12.0% for both our legacy voice and access segments in 2013 as compared to 2012 and declined 15.2% and 11.8%, respectively, in 2012 as compared to 2011.  This decline is the expected result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline at an annual rate of approximately 10% to 15%. Despite the declining revenues, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital expenditures for our growing strategic data segment.

We anticipate further access revenue declines as a result of certain actions taken by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLECs, which provide service to the rural Virginia cities of Waynesboro and Covington, and portions of the Virginia counties of Alleghany, Augusta and Botetourt.  Our total revenues from RLEC access services were $26.0 million, $27.3 million and $30.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Of these amounts, $16.6 million, $9.8 million and $7.7 million, respectively, were derived from cost recovery mechanisms including the USF and the CAF.

Our operating income margins were 22.1%, 19.9%  and 24.1% for the years ended December 31, 2013, 2012 and 2011, respectively, excluding the asset impairment charge recognized in 2011.  Our Adjusted EBITDA margins, as defined below, were 46.4%, 43.0% and 46.7% for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in our Adjusted EBITDA margin for 2013 is due to a shift towards higher margin product lines combined with decreases in network access costs and selling, general and administrative expenses.  We took certain cost reduction measures at the end of 2012, which were intended to increase our ability to fund our capital investment in our strategic data segment,  and consisted of a reduction of approximately 10% of our workforce (primarily in our legacy businesses), consolidation of certain facilities and freezing the accumulation of benefits under certain postretirement benefit plans. The overall decrease in selling, general and administration expenses in 2013 is partially attributable to reduced salaries, wages and benefits and rental expense as a direct result of these initiatives (see “Results of Operations” below for further discussion).  The decrease in our Adjusted EBITDA margin from 2011 to 2012 was primarily as a result of increased corporate expenses from the Company having been an independent, public company a full year for the first time in 2012.

Operating Revenues

Our revenues are generated from the following segments:

•

Strategic data, which includes the following products:  enterprise data (dedicated internet, metro Ethernet, and private line), carrier data (wholesale transport and fiber to the cell site) and IP services (integrated access, DSL, broadband XL, VoIP, and IP-based video);

•	Legacy voice, which includes the following products: local lines, PRI, long distance, and toll and directory services; and
•	Access, which primarily includes switched access services and revenue derived from programs funded by regulatory agencies for recovery of lost revenues resulting from intercarrier compensation reform.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

Network access costs, including usage-based access charges, long distance and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers and leased facility expenses for connection to other carriers;

•

Selling, general and administrative expenses, including network operating costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income taxes, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to shares of restricted stock and stock option instruments granted to employees and non-employee directors  and amortization of actuarial losses related to retirement plans;

•	Depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	Accretion of asset retirement obligations;
•	Asset impairment charges;
•	Gain on settlements, net; and
•	Restructuring charges.

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial gains or losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives.    Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA, as defined above, to operating revenues.

Adjusted EBITDA is a non-GAAP financial performance measure.  It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP.  Management believes that Adjusted EBITDA is a standard measure of operating performance and liquidity that is commonly reported in the telecommunications and high- speed data transport industry and provides relevant and useful information to investors for comparing performance period to period and for comparing financial performance of similar companies.   Management utilizes Adjusted EBITDA internally to assess its ability to meet future capital expenditure and working capital requirements, to incur indebtedness if necessary, and to fund continued growth.  Management also uses Adjusted EBITDA to evaluate the performance of its business for budget planning purposes and as a  factor in the Company’s employee compensation programs.

Note 4 – Disclosures About Segments of an Enterprise and Related Information, of the Notes to Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA to Operating Income on a consolidated basis.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, including amortization of debt issuance costs, gains or losses on interest rate swap derivatives and other income or expense, which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate under the circumstances,  secondary public offering and stock registration costs and write-off of unamortized debt issuance costs.

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including primarily the amount of our pre-tax income or loss, state minimum tax assessments and non-deductible expenses.

Noncontrolling Interests in Losses (Earnings) of Subsidiaries

We have partnership through our RLEC with a 46.3% noncontrolling interest that owns certain signaling equipment and provides services to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

Operating revenues increased $0.6 million, or 0.3%, from 2012 to 2013 resulting from an increase in strategic data segment revenues of $12.3 million, largely offset by an aggregate decrease in legacy voice and access segment revenues of $11.7 million.   The growth in strategic data segment revenues was primarily driven by an increase in carrier data revenue of $8.9 million and increases in enterprise data and IP services revenues of $3.0 million and $0.5 million, respectively, from 2012 to 2013.  The $11.7 million decline in legacy voice and access segment revenues is due primarily to line loss, access rate reductions resulting from regulatory actions, access reconfigurations and network grooming by carriers. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $4.6 million from $41.2 million in 2012 to $45.8 million in 2013 due to a $5.0 million increase in gross margin (operating revenues less network access costs) and a $2.4 million decrease in selling, general and administrative expenses.  These favorable results were partially offset by an increase in depreciation and amortization costs of $3.4 million due to capital investment primarily in our fiber network assets.  Variances in the individual line items on the consolidated statements of operations are described in the operating expenses section below.

Adjusted EBITDA was $96.3 million in 2013 compared to Adjusted EBITDA of  $88.9 million in 2012.  The increase in Adjusted EBITDA is directly attributable to the decrease in operating expenses, as described above and in further detail below.

Net income attributable to Lumos Networks increased $1.4 million from 2012 to 2013 primarily due to a $4.6 million increase in operating income, partially offset by an increase in income taxes of $1.0 million and an increase in interest expense of $2.3 million due to our debt refinancing in 2013.

OPERATING REVENUES

The following table identifies our operating revenues by major product group for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	% Variance
Operating Revenues:
Strategic data:
Enterprise data	$40,377	$37,416	$2,961	7.9%
Carrier data	61,884	52,978	8,906	16.8%
IP services	19,072	18,616	456	2.4%
Total strategic data	121,333	109,010	12,323	11.3%
Legacy voice	56,466	64,146	(7,680)	(12.0)%
Access	29,676	33,715	(4,039)	(12.0)%
Total operating revenues	$207,475	$206,871	$604	0.3%

Strategic Data.    Our strategic data segment consists of the enterprise data, carrier data (which includes FTTC) and IP services product groups.  Changes in revenue by product group are as follows:

•

Enterprise Data.  Enterprise data revenues increased $3.0 million, or 7.9%, in 2013, primarily driven by growth in customer bandwidth demand and a 12.4% increase in on-net buildings, from 1,196 as of December 31, 2012 to 1,344 as of December 31, 2013.  Revenue from our metro Ethernet product was the largest contributor to our enterprise data growth in 2013, increasing $4.0 million, or 25.8%, from the prior year.  The growth in metro Ethernet product revenues was partially offset by declines in private line and other enterprise data products as a result of network grooming and technological product upgrades by existing customers.

•

Carrier Data.  The 16.8% increase in carrier data revenue was primarily attributable to growth in FTTC revenue as a result of a 64% increase in our fiber connections to wireless cell sites, from 370 as of December 31, 2012 to 608 as of December 31, 2013 and increases in carrier transport product revenues due to growth in carrier demand and fiber network expansion.

•

IP Services.  The 2.4% increase in IP services revenue was primarily driven by increases in high speed fiber to the premises Internet and video services and other Voice over IP (“VoIP”) services partially offset by declines in the legacy DSL products.

Legacy Voice.  Revenue from legacy voice products declined 12.0% in 2013 as compared to 2012.  These declines were primarily due to the continuing churn from the commoditization of these products, the increasing use of wireless devices and our shift in focus to VoIP services (which is included in IP services revenue).  As of December 31, 2013, we operated approximately 28,900 RLEC telephone access lines and 95,700 competitive voice lines, compared to approximately 31,200 and 110,000, respectively, as of December 31, 2012.  This represents a 7.4% year-over-year decline in RLEC telephone access lines and a 13.0% year-over-year decline in competitive voice lines primarily due to competition from cable operators in our markets and wireless substitution.

Access.  The 12.0% decline in access revenues is primarily due to a net 11.8% year-over-year decrease in access lines and rate reductions beginning in July 2012 based on rate actions from regulatory authorities, partially offset by the impact of certain cost recovery programs, as described in the overview section above.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$42,417	$46,845	$(4,428)	(9.5)%
Selling, general and administrative expenses	76,749	79,176	(2,427)	(3.1)%
Depreciation and amortization	42,320	38,884	3,436	8.8%
Accretion of asset retirement obligations	104	124	(20)	(16.1)%
Restructuring charges (1)	50	2,981	(2,931)	(98.3)%
Gain on settlements, net (2)	-	(2,335)	2,335	(100.0)%
Total operating expenses	$161,640	$165,675	$(4,035)	(2.4)%
(1)

In 2012, the Company completed a cost reduction plan involving an employee reduction-in-force, the consolidation of certain facilities and freezing of the accumulation of benefits under certain postretirement plans.  Restructuring charges of $3.0 million were recognized in 2012 and less than $0.1 million were recognized in 2013 in connection with this plan (see Note 12 in Part II, Item 8. Financial Statements).

(2)

We recognized a net pre-tax gain of approximately $2.3 million in 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit.

Network Access Costs.  Network access costs decreased $4.4 million, or 9.5%, from the prior year primarily due to network grooming and the overall decrease in voice access lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.4 million, or 3.1%, in 2013 as compared to 2012.  The decrease is primarily attributable to a non-recurring charge for employee separation benefits of $2.3 million in 2012, a $1.9 million net decrease in salaries, wages and benefits, a $0.5 million decrease in rent and a $0.5 million decrease in amortization of actuarial losses, partially offset by a $2.9 million increase in non-cash compensation expense.  The decreases in employee benefits and rent expense are primarily attributable to the restructuring plan that was completed in December 2012, which included an employee reduction-in-force, consolidation of certain facilities and freezing certain retirement benefits.  The increase in non-cash compensation expense is related to stock-based awards granted in 2013 under employee compensation plans and the accelerated vesting of certain performance-based awards upon attainment of the stock price target in accordance with the terms of the awards.

Depreciation and Amortization.  Depreciation and amortization increased $3.4 million, or 8.8%, over 2012.  This net increase is attributable to a $4.8 million increase in depreciation expense partially offset by a $1.3 million decrease in amortization expense related to customer intangibles for which amortization expense is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.  The increase in depreciation expense is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our network including fiber to the cell site installations.

The following table identifies our operating expenses by segment for the years ended December 31, 2013 and 2012 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Segment Operating Expenses:
Strategic data	$67,604	$58,118	$9,486	16.3%
Legacy voice	36,214	49,296	(13,082)	(26.5)%
Access	7,333	10,568	(3,235)	(30.6)%
Total segment operating expenses	$111,151	$117,982	$(6,831)	(5.8)%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$111,151	$117,982	$(6,831)	(5.8)%
Depreciation and amortization and
accretion of asset retirement obligations	42,424	39,008	3,416	8.8%
Equity-based compensation expense	6,778	3,912	2,866	73.3%
Employee separation charges	-	2,346	(2,346)	(100.0)%
Restructuring charges	50	2,981	(2,931)	(98.3)%
Amortization of actuarial losses	1,237	1,781	(544)	(30.5)%
Gain on settlements, net	-	(2,335)	2,335	100.0%
Total operating expenses	$161,640	$165,675	$(4,035)	(2.4)%

Strategic Data.  Total operating expenses allocated to our strategic data segment increased $9.5 million, or 16.3%, from 2012 to 2013 due to a $0.6 million increase in network access costs, a $7.4 million increase in network operating and engineering costs and a $1.5 million increase in other selling, general and administrative expenses.   The increases in network access and operating costs are directly attributable to our investment of resources in our network operations to support the 11.3% growth in this segment in 2013 and drive future growth.  The increase in selling, general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the strategic data segment grows in relation to the other segments and the redirection of our sales, marketing, customer service, engineering and other resources to support and grow the strategic data segment.

Legacy Voice.  The $13.1 million, or 26.5%, decrease in total operating costs allocated to our legacy voice segment is primarily attributable to a $4.9 million decrease in network access costs, a $7.0 million decrease in network operating and engineering costs, and a $1.2 million decrease in other selling, general and administrative expenses.  The decrease in network access costs and network operating costs is due to an approximate 11.8% year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and internal reorganization to shift resources away from the legacy businesses to our strategic data segment.  At the end of 2012, we completed a reduction-in-force of approximately 10% of our employees, which primarily impacted our legacy businesses.

Access.  The decrease in operating costs allocated to the access segment of our business of $3.2 million, or 30.6%, is primarily attributable to increased corporate costs for the same factors described above for the legacy voice segment.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Interest expense	$(14,191)	$(11,921)	$(2,270)	19.0%
Loss on interest rate swap derivatives	(144)	(1,898)	1,754	(92.4)%
Other income, net	(1,587)	81	(1,668)	N/M
Total other expenses, net	$(15,922)	$(13,738)	$(2,184)	15.9%
Income tax expense	$12,019	$11,010	$1,009	9.2%

N/M - not meaningful

Interest Expense.  Interest expense in 2013 and 2012 primarily consists of incurred interest costs associated with our Credit Facility as well as amortization of debt issuance costs.  The year-over-year increase in interest expense of $2.3 million is attributable to the debt refinancing that closed on April 30, 2013, which resulted in a higher outstanding principal balance (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

Loss on Interest Rate Swap Derivatives.  The Company recognized losses on interest rate swap derivatives of $0.1 million and $1.9 million for 2013 and 2012, respectively.  These losses are reflective of mark-to-market adjustments to record the liability associated with the interest rate swap derivatives at fair value on the consolidated balance sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other expenses of $1.6 million for 2013 includes approximately $0.9 million of expense related to unamortized debt issuance costs that were written off in connection with the April 30, 2013 debt refinancing transaction and $0.8 million of administrative, legal and accounting costs associated with the secondary offering of our common stock in November 2013 (see Note 1 in Part II, Item 8. Financial Statements and Supplementary Data).

Income Tax Expense.  Income tax expense for the years ended December 31, 2013 and 2012 was $12.0 million and $11.0 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation for 2012 and 2013 and limitations on certain officer compensation for 2013 which could recur in future periods.  The increase in income tax expense was primarily due to an increase in income before taxes and nondeductible secondary offering costs incurred in 2013.  Our effective tax rate was 40.2% in 2013 as compared to 40.1% in 2012.

At December 31, 2013, we had unused federal net operating losses (“NOLs”) of approximately $15.7 million, net of adjustments for unrecognized income tax benefits, and unused state NOLs of approximately $15.6 million.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2012 compared to year ended December 31, 2011

Operating revenues decreased $0.5 million, or 0.3%, from 2011 to 2012 resulting from an aggregate decrease in legacy voice and access segment revenues of $16.0 million, largely offset by an increase in strategic data segment revenues of $15.5 million.  The $16.0 million decline in legacy voice and access segment revenues is due primarily to the loss of access lines described in the overview above, a biennial rate reduction as a result of our tariff filing with the FCC in mid-year 2011, reductions in intrastate access as part of the FCC’s access reform plan, access reconfigurations and network grooming by carriers. The growth in strategic data segment revenues was primarily driven by an increase in carrier data revenue of $9.9 million and increases in enterprise data and IP services revenues of $4.0 million and $1.5 million, respectively from 2011 to 2012.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $77.6 million from a loss of $36.4 million in 2011 to income of $41.2 million in 2012 due primarily to asset impairment charges of $86.3 million recorded in 2011.  Excluding the 2011 asset impairment charges, operating income decreased $8.7 million from 2011 to 2012 due to increased operating expenses primarily due to increases in corporate expenses as a result of operating as an independent public company for the full year in 2012 combined with restructuring charges, employee separation charges and amortization of actuarial losses on benefit plans.  Variances in the individual line items on the condensed combined statements of operations are described in the “Operating Expenses” section below.

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

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	$ Variance	% Variance
Operating Revenues:
Strategic data:
Enterprise data	$37,416	$33,391	$4,025	12.1%
Carrier data	52,978	43,050	9,928	23.1%
IP services	18,616	17,107	1,509	8.8%
Total strategic data	109,010	93,548	15,462	16.5%
Legacy voice	64,146	75,648	(11,502)	(15.2)%
Access	33,715	38,217	(4,502)	(11.8)%
Total operating revenues	$206,871	$207,413	$(542)	(0.3)%

Revenues for 2012 decreased $0.5 million, or 0.3%, over 2011, as described by segment and product group below.

Strategic Data.    Our strategic data segment consists of the enterprise data, carrier data (which includes FTTC) and IP services product groups.  Changes in revenue by product group are as follows:

•

Enterprise Data.  The 12.1% increase noted in the table above was primarily driven by increased customer bandwidth demand and an increase in on-net buildings of 13.8% from 1,051 at December 31, 2011 to 1,196 at December 31, 2012.  Revenue from our metro Ethernet product was the largest contributor, increasing $4.6 million.  This was partially offset by declines in private line revenue which primarily relates to our designing metro Ethernet solutions to existing private line customers in situations where this is the optimal solution for our customer.

•

Carrier Data.  The 23.1% increase in carrier data revenue was primarily attributable to (i) increases in transport revenues resulting from growth in traffic from existing customers and expansion of our network to reach new carrier customers and (ii) increases in FTTC revenue as a result of more than doubling our fiber connections to wireless cell sites, from 148 as of December 31, 2011 to 370 as of December 31, 2012.

•

IP Services.  The 8.8% increase in IP services revenue was primarily driven by increases in high speed fiber to the premises Internet and video services and other VoIP services partially offset by declines in the legacy DSL products.

Legacy Voice.  The 15.2% decline in legacy voice revenues was primarily due to the continuing churn from the commoditization of the products in this segment, the increasing use of wireless devices and our shift in focus to VoIP (which is included in IP services revenue) and other strategic data products.

Access.  As noted in the overview section above, actions from regulatory authorities caused rate reductions beginning in July 2012 with further reductions occurring over the next few years, the effect of which is predicted to be more significant than experienced in prior years, particularly for the competitive access products.  The 11.8% decrease in access revenues, as noted in the table above, is attributable to these factors coupled with other factors such as network grooming by carriers.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$46,845	$47,715	$(870)	(1.8)%
Selling, general and administrative expenses	79,176	66,571	12,605	18.9%
Depreciation and amortization	38,884	43,090	(4,206)	(9.8)%
Asset impairment charges	-	86,295	(86,295)	(100.0)%
Accretion of asset retirement obligations	124	116	8	6.9%
Restructuring charges	2,981	-	2,981	100.0%
Gain on settlements, net	(2,335)	-	(2,335)	(100.0)%
Total operating expenses	$165,675	$243,787	$(78,112)	(32.0)%

Network Access Costs.  Network access costs decreased $0.9 million, or 1.8%, from the prior year primarily due to the overall decrease in voice access lines.

Selling, General and Administrative Expenses.  The $12.6 million, or 18.9%, increase in selling, general and administrative expenses over 2011 is primarily the result of increased corporate general and administrative costs from being an independent public company for the full year in 2012.  Legal and professional fees, director fees, contracted services and insurance costs contributed $4.2 million, in the aggregate, primarily as a result of this.  The increase in legal and professional fees is also due to legal services provided to settle several outstanding billing disputes during the year.  Repairs and maintenance expenses increased $1.9 million as a result of major network maintenance activities during 2012.  The remainder of the increase is primarily attributable to $2.3 million in employee separation charges,  $1.8 million for amortization of actuarial losses on the pension and other postretirement benefit plans and additional non-cash compensation of $1.5 million.

Depreciation and Amortization.  Depreciation and amortization decreased $4.2 million, or 9.8%, over 2011.  This decrease is attributable to a $4.2 million decrease in amortization expense related to customer intangibles for which amortization expense is escalated in the early years of the asset lives based on these assets’ estimated pattern of benefit.

Asset Impairment Charges.  In 2011, we recorded asset impairment charges which totaled $86.3 million ($65.7 million after tax) related to the impairment of the franchise rights and goodwill assigned to our RLECs ($65.4 million; $53.0 million after tax) and a $20.9 million ($12.7 million after tax) asset impairment charge related to the excess of carrying value over book value of the RLEC property, plant and equipment, customer intangible and trademarks. No asset impairment charges were recorded in 2012.

The following table identifies our operating expenses by segment for the years ended December 31, 2012 and 2011 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	$ Variance	%Variance
Segment Operating Expenses:
Strategic data	$58,118	$46,331	$11,787	25.4%
Legacy voice	49,296	54,360	(5,064)	(9.3)%
Access	10,568	9,783	785	8.0%
Total segment operating expenses	$117,982	$110,474	$7,508	6.8%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$117,982	$110,474	$7,508	6.8%
Depreciation and amortization and
accretion of asset retirement obligations	39,008	43,206	(4,198)	(9.7)%
Asset impairment charges	-	86,295	(86,295)	(100.0)%
Equity-based compensation expense	3,912	2,383	1,529	64.2%
Acquisition-related charges	-	71	(71)	(100.0)%
Business Separation related charges	-	1,358	(1,358)	(100.0)%
Employee separation charges	2,346	-	2,346	100.0%
Restructuring charges	2,981	-	2,981	100.0%
Amortization of actuarial losses	1,781	-	1,781	100.0%
Gain on settlements, net	(2,335)	-	(2,335)	(100.0)%
Total operating expenses	$165,675	$243,787	$(78,112)	(32.0)%

Strategic Data.  Total operating expenses allocated to our strategic data segment increased $11.8 million, or 25.4%, from 2011 to 2012 due to a $3.2 million increase in network access costs, a $3.2 million increase in network operating and engineering costs and a $5.4 million increase in other selling, general and administrative expenses.   The increases in network access and operating costs are directly attributable to the 16.5% growth in segment revenues and an investment of resources to our network operations to support future growth in our strategic data product lines.  The increase in selling, general and administrative costs is primarily attributable to additional corporate expenses as a result of operating as an independent public company for the full year in 2012.

Legacy Voice.  The $5.1 million, or 9.3%, decrease in total operating costs allocated to our legacy voice segment is primarily attributable to a $3.8 million decrease in network access costs and a $3.2 million decrease in network operating and engineering costs, partially offset by a $2.0 million net increase in other selling, general and administrative expenses.  The decrease in network access costs and network operating costs is due to an approximate 9% year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and an effort to shift resources away from the legacy businesses to our strategic data product lines.  The increase in selling, general and administrative costs is primarily attributable to additional corporate expenses as a result of operating as an independent public company for the full year in 2012.

Access.  The increase in operating costs allocated to the access segment of our business of $0.8 million, or 8.0%, is primarily attributable to increased corporate costs for the same factors described above for the other operating segments combined with certain legal and other costs to settle carrier billing disputes, partially offset by decreases in network access costs and network operating costs due to network grooming activities and our shift in focus and resources towards our strategic data segment.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	$ Variance	%Variance
Interest expense	$(11,921)	$(11,993)	$72	(0.6)%
Loss on interest rate swap derivatives	(1,898)	-	(1,898)	(100.0)%
Other income, net	81	105	(24)	(22.9)%
Total other expenses, net	$(13,738)	$(11,888)	$(1,850)	15.6%
Income tax expense (benefit)	$11,010	$(4,383)	$15,393	(351.2)%

Interest Expense.  Interest expense was $11.9 million for the year ended December 31, 2012, which was $0.1 million lower than our interest expense of $12.0 million for the year ended December 31, 2011.  Interest expense for 2012 is primarily related to the $340 million credit facility drawn on October 31, 2011, a portion of which was used to pay off the obligation to NTELOS Inc. in connection with the Business Separation.  Interest expense in 2011 is primarily related to interest charged by NTELOS for borrowings for the first ten months of the year and interest on the credit facility for the two-month period after the Business Separation.

Loss on Interest Rate Swap Derivatives.  We recorded non-cash losses of $1.9 million in 2012 associated with the mark-to-market accounting for interest rate swap derivatives entered into in during 2012 in accordance with the terms of our then existing credit facility.

Income Tax Expense (Benefit).    Income tax expense (benefit) for the years ended December 31, 2012 and 2011 was $11.0 million and $(4.4) million, respectively, representing the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges.  Our recurring non-deductible expenses primarily consist of certain non-cash equity-based compensation.  The non-deductible goodwill impairment charge recorded in 2011 was the main driver for changes in income taxes as compared to 2012.

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for each of the quarters in 2013 and 2012.  This unaudited quarterly information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data.  The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report.  The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.  Certain reclassifications have been made to segment results within revenue and operating expenses for prior interim periods to conform to the current period presentation primarily as a result of the restructuring of our operating segments in 2013.

Summary Operating Results (Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2013	2013	2013	2013	2012	2012	2012	2012
Operating Revenues
Strategic Data	$31,206	$30,385	$30,018	$29,724	$29,064	$27,416	$26,595	$25,935
Legacy Voice	13,318	14,063	14,264	14,821	15,334	16,010	16,122	16,680
Access	6,479	7,179	8,029	7,989	8,281	8,551	8,086	8,797
Total Operating Revenues	51,003	51,627	52,311	52,534	52,679	51,977	50,803	51,412

Operating Expenses
Strategic Data	17,220	17,822	16,623	15,939	15,370	14,772	14,201	13,775
Legacy Voice	8,267	8,901	9,150	9,896	11,564	12,267	12,785	12,680
Access	1,484	1,858	1,987	2,004	2,534	2,657	2,711	2,666
Operating expenses, before depreciation and
amortization and accretion of asset
retirement obligations, asset impairment
charges, equity-based compensation
expense, employee separation charges,
restructuring charges, amortization of actuarial
losses, and gain on settlements, net	26,971	28,581	27,760	27,839	29,468	29,696	29,697	29,121
Depreciation and amortization and accretion
of asset retirement obligations	10,801	11,200	10,829	9,594	11,242	9,682	8,834	9,250
Equity-based compensation expense	1,242	3,183	1,328	1,025	1,025	1,099	777	1,011
Employee separation charges	-	-	-	-	271	40	2,035	-
Restructuring charges	-	10	-	40	2,981	-	-	-
Amortization of actuarial losses	309	309	309	310	445	446	445	445
Gain on settlements, net	-	-	-	-	-	(2,335)	-	-
Total Operating Expenses	39,323	43,283	40,226	38,808	45,432	38,628	41,788	39,827
Operating Income	11,680	8,344	12,085	13,726	7,247	13,349	9,015	11,585

Other Income (Expenses)
Interest expense	(3,816)	(3,841)	(3,406)	(3,128)	(2,941)	(3,064)	(2,929)	(2,987)
(Loss) gain on interest rate swap derivatives	(34)	(564)	267	187	(1,343)	(263)	(438)	146
Other (expense) income	(783)	78	(907)	25	26	24	23	8
Total Other Expenses, net	(4,633)	(4,327)	(4,046)	(2,916)	(4,258)	(3,303)	(3,344)	(2,833)
Income Before Income Taxes	7,047	4,017	8,039	10,810	2,989	10,046	5,671	8,752

Income tax expense	2,982	1,464	3,241	4,332	1,025	3,589	2,953	3,443
Net Income	4,065	2,553	4,798	6,478	1,964	6,457	2,718	5,309
Net (Income) Loss Attributable to
Noncontrolling Interests	-	(16)	(36)	(69)	(28)	(115)	57	(22)
Net Income Attributable to Lumos
Networks Corp.	$4,065	$2,537	$4,762	$6,409	$1,936	$6,342	$2,775	$5,287

Basic and Diluted Earnings per Common
Share Attributable to Lumos Networks Corp.
Stockholders:

Earnings per share - basic	$0.18	$0.12	$0.22	$0.30	$0.09	$0.30	$0.13	$0.25
Earnings per share - diluted	$0.18	$0.11	$0.22	$0.30	$0.09	$0.30	$0.13	$0.25

Cash Dividends Declared per Share -
Common Stock	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14

Liquidity and Capital Resources

For the years ended December 31, 2013, 2012 and 2011, our cash flow from operations totaled approximately $74.3 million, $72.2 million and $82.9 million, respectively.  Our cash flow from operations is primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of repaying debt obligations,  to fund investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations, may be used to repay debt obligations or fund capital expenditures.

As of December 31, 2013, we had $472.4 million in aggregate long-term liabilities, consisting of $368.4 million in borrowings under our 2013 Credit Facility (defined below) ($373.6 million including the current portion), $4.9 million in capital lease obligations and $99.1 million in other long-term liabilities, inclusive of deferred income tax liabilities of $79.1 million, pension and other postretirement obligations of $16.8 million and other long-term liabilities of $3.2 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of December 31, 2013.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items as set for in the credit agreement governing the Credit Facility (the “Credit Agreement”).  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).    Based on the excess cash flow calculation for the year ended December 31, 2013, the distributable amount was increased by $12 million on January 1, 2014.  The distributable amount as of December 31, 2013 was $5.9 million.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00.  Based on the excess cash flow calculation as of December 31, 2013, no mandatory prepayment was due for the year ended December 31, 2013.

Under the Credit Agreement,  we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of December 31, 2013, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at December 31, 2013
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.94	Not more than 4.75
Minimum interest coverage ratio	7.38	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the consolidated balance sheet as of December 31, 2013.    As of December 31, 2013, the combined total net present value of the Company’s future minimum lease payments was $6.4 million.

The following table presents a summary of our cash flow activity for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$74,254	$72,215	$82,908
Net cash used in investing activities	(104,903)	(56,339)	(62,768)
Net cash provided by (used in) financing activities	44,761	(26,421)	(10,082)
Increase (decrease) in cash and cash equivalents	$14,112	$(10,545)	$10,058

Operating.  The increase in cash flows from operations in 2013 as compared to 2012 is due to an increase in Adjusted EBITDA of $7.4 million and a decrease in retirement plan contributions of $2.0 million, partially offset by an increase in cash interest payments of $1.3 million due to the debt refinancing in 2013 and changes in working capital largely due to timing of payments to vendors and employees.

The decrease in cash flows from operations from 2011 to 2012 is due to a decrease in Adjusted EBITDA of $8.1 million, primarily as a result of increased corporate general and administrative expenses from being an independent public company for the full year, and changes in working capital largely due to timing of cash collection from customer and payments to vendors and employees.

Investing.    The increase in cash used in investing activities from 2012 to 2013 is primarily due to cash used for the purchase of marketable securities of $38.6 million in 2013 and an increase in capital expenditures of $8.5 million.  Capital expenditures for 2013 were comprised of  (i) $51.3 million for success-based customer projects and network expansion, (ii) $5.0 million for infrastructure upgrades and network maintenance, and (iii) $12.0 million for information technology and facility related projects.

The decrease in cash used in investing activities in 2012 as compared to 2011 is due to cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $4.5 million, combined with a decrease in capital expenditures from $61.5 million in 2011 to $59.9 million in 2012.  The majority of our capital expenditures in 2012 were for success-based customer projects and network expansion.

We currently expect capital expenditures for 2014 to be in the range of approximately $70 million to $75 million.  We expect these capital expenditures to primarily be spent on enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through December 31, 2013, we have constructed a network of approximately 7,400 route miles.  Approximately 40% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 60% of our network under IRU agreements.  During 2014, we also expect to allocate a portion of our capital resources to provide essential network facility upgrades for our legacy voice and legacy access segments and to fund internal business system upgrades and enhancements.

Financing.  Our debt financing activities are summarized below from 2011 to 2013:

•

In October 2011, we entered into a $370 million credit facility consisting of a $60 million senior secured five-year revolving credit facility, a $110 million senior secured five-year amortizing term loan, and a $200 million senior secured six-year amortizing term loan (the “2011 Credit Facility”).  The proceeds of the 2011 Credit Facility were used to settle obligations associated with the Business Separation from NTELOS, consisting of an intercompany loan owed to NTELOS and a mandatory repayment on NTELOS’s credit facility, and to fund a working capital cash reserve.

•

In April 2013, we entered into a $425 million credit facility consisting of a $50 million senior secured five-year revolving credit facility, a $100 million senior secured five-year amortizing term loan and a $275 million senior secured six-year amortizing term loan (the “2013 Credit Facility”).  The proceeds from the debt refinancing were used to repay all outstanding obligations under the 2011 Credit Facility (see above), which amounted to approximately $311 million, and to pay debt issuance costs of $4.9 million, with the remaining proceeds used to fund a working capital cash reserve.  The Company did not draw down on the $50 million revolving credit facility during the remainder of 2013.

The net cash provided by financing activities in 2013 was primarily the result of $59.1 million of net proceeds from the initial funding of the 2013 Credit Facility and $1.2 million of proceeds from stock option exercises, partially offset by $2.8 million net repayments on the credit facilities and capital lease obligations and dividend payments of $12.2 million.

The net cash used in financing activities in 2012 was primarily for repayment of principal on the 2011 Credit Facility of $13.5 million, net of borrowings from the revolving line of credit, payments for capital lease obligations of $1.5 million and dividend payments of $12.0 million.

As of December 31, 2013, we had approximately $14.1 million in cash and cash equivalents and approximately $38.5 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  We also have $4.3 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant. As of December 31, 2013 we had working capital (current assets minus current liabilities) of approximately $46.9 million.  We expect that the cash we generate from operations combined with our cash on hand and borrowing capacity under our undrawn revolving line of credit will be sufficient to satisfy our working capital requirements, capital expenditures, dividend payments and debt service requirements for the foreseeable future.  However,  if our assumptions prove incorrect or if there are other factors that negatively affect our cash position, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we make acquisitions, we may need to seek additional sources of funds through refinancing or other means.  There is no assurance that we could obtain such additional financing on favorable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital.

As discussed in previously in Regulation and this Management’s Discussion and Analysis, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect American Fund (“CAF”) payments to the Company, which totaled approximately $7.5 million in 2013.  We believe that the growth of our operating cash flows in the strategic data segment will continue to more than offset the decline in the access cash flows.

Our board of directors declared cash dividends on our common stock of $0.14 per share in each of the four quarters of 2013 and 2012.  We paid $12.2 million in cash dividends to our common stockholders during the year ended December 31, 2013.    On February 20, 2014, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, to be paid on April 10, 2014.    After considering the cost to service our long-term debt as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend.  However, all decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under the Credit  Agreement, applicable law and other factors our board deems relevant.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2013:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations (1),(3)	$373,625	$5,250	$15,500	$93,000	$259,875
Capital lease obligations (3)	6,300	1,397	4,702	201	-
Operating lease obligations	5,085	841	1,565	1,319	1,360
Purchase obligations	6,145	6,145	-	-	-
Total	$391,155	$13,633	$21,767	$94,520	$261,235

(1)Represents the borrowings under the 2013 Credit Facility (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

(2)Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other post retirement benefit plans (see Note 11 in Part II, Item 8. Financial Statements and Supplementary Data).

(3)Excludes interest payments.

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

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities.  To aid in that understanding, management has identified our critical accounting policies for discussion herein.  These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

For the period January 1, 2011 through October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the wireline segment.  These financial results have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments.  These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions and executive management.  We believe that these costs would not have been materially different had they been calculated on a standalone basis.  However, such costs are not indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company nor are they comparable to the expenses incurred in 2012 or 2013.

Revenue Recognition

We recognize revenue when services are rendered or when products are delivered, installed and functional, as applicable.  Some of our services require payment in advance of service performance.  In such cases, we record a service liability at the time of billing and subsequently recognize revenue ratably over the service period. We bill customers certain transactional taxes on service revenues.  These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

We earn revenue by providing services through access to and usage of our network.  Local service revenues are recognized as services are provided.  Carrier data revenues are earned by providing switched access and other switched and dedicated services, including wireless roamer management, to other carriers.  Revenues for equipment sales are recognized at the point of sale.

We periodically make claims for recovery of access charges on certain minutes of use terminated by us on behalf of other carriers. We recognize revenue in the period when it is determined that the amounts can be estimated and collection is reasonably assured.

Trade Accounts Receivable

We sell our services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  We have credit and collection policies to maximize collection of trade receivables and require deposits on certain sales.  We maintain an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables use historical results, current and expected trends and changes in credit policies.

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

We believe that no impairment indicators exist as of December 31, 2013 that would require us to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations.  Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.  Network plant and equipment are generally depreciated over various lives from 3 to 25 years, with a current weighted average life of approximately 17 years.  Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including certain software licenses, is included with depreciation expense.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and franchise rights are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  Our policy is to assess the recoverability of indefinite-lived assets annually on October 1 or more frequently if adverse events or changes in circumstances indicate that impairment may have occurred.

We first consider whether to take a qualitative approach in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC

Topic 350.  If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or if we elect to bypass the qualitative test for a specific period, the two-step process is used to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.

We restructured our operating segments in 2013 and, as a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach.  We have attributed our goodwill balance to our segments at December 31, 2013, as follows:

(In thousands)	December 31, 2013
Strategic data	$94,943
Legacy voice	2,612
Access	2,742
Total goodwill	$100,297

For additional information on the January 1, 2013 restructuring of our segments, see Note 4  in Part II, Item 8. Financial Statements and Supplementary Data.

As of October 1, 2013, we performed goodwill impairment testing for each of our reporting units, which were our three operating segments (strategic data, legacy voice and access).  We elected to bypass the qualitative assessment due to the restructuring of our operating segments and performed the step one quantitative test utilizing a combination of a discounted cash flow method and a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours.    The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete five-year projection period.  We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which was based on our incremental borrowing rate and a market risk premium.  We also reconciled the estimated fair values of the segments to our market capitalization as of October 1, 2013 and concluded that they provided a reasonable basis for fair value.  Based on the results of this annual impairment testing, we determined that the fair values of each of the strategic data, legacy voice and access reporting units substantially exceed their respective carrying amounts and that no impairment exists.

Pension Benefits and Retirement Benefits Other Than Pensions

We sponsor a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  We froze the Pension Plan effective December 31, 2012.  As such, no further benefits will be accrued by participants for services rendered beyond that date.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans.  The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance.  If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero.  Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future.  Also, we have nonqualified pension plans that are accounted for similar to our Pension Plan.

We also provide certain health care and life insurance benefits for retired employees that meet eligibility requirements through two qualified nonpension postretirement benefit plans.  The health care plan is contributory, with participants’ contributions adjusted annually.  The life insurance plan is also contributory.  These obligations, along with all of the pension plans and other post retirement benefit plans, are assumed by us.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994.  Neither plan is eligible to employees hired after April 1993.  The accounting for the plans anticipates that we will maintain a consistent level of cost sharing for the benefits with the retirees.  Our share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

We sponsor a contributory defined contribution plan under Internal Revenue Code Section 401(k) for substantially all employees.  Our current policy is to match 100% of each participant’s annual contributions for contributions up to 1% of each participant’s annual compensation and 50% of each participant’s annual contributions up to an additional 5% of each participant’s annual compensation.  Employer contributions vest after two years of service.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.

Equity-based Compensation

We account for share-based employee compensation plans under FASB ASC 718, Stock Compensation.  Equity-based compensation expense from share-based equity awards is recorded with an offsetting increase to additional paid-in capital on the consolidated balance sheet.  For equity awards with only service conditions, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

The fair value of common stock options granted with service-only conditions is estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.  The fair value of restricted stock awards granted with service-only conditions is estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted by us contain vesting provisions that are conditional on achievement of a target market price for our common stock.  The grant date fair value of these options and restricted shares is adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a Monte Carlo model (see Note 9 in Part II, Item 8. Financial Statements and Supplementary Data).  We initially recognize the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  We accelerate expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of the reclassification on each affected income statement line item of items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety.  A cross reference to other required U.S. GAAP disclosures is required for AOCI reclassification items that are not reclassified in their entirety into net income.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We have complied with the requirements of this pronouncement by providing disclosure of the income statement line items affected by reclassifications out of other comprehensive income during the periods presented, which consist of reclassification adjustments for the amortization of actuarial losses on pension and other postretirement plans within the notes to our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. We do not expect the adoption of this ASU in the first quarter of 2014 to have a material impact on our consolidated balance sheet.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million Credit Facility on April 30, 2013.  As of December 31, 2013, $373.6 million was outstanding under our Credit Facility. As of December 31, 2013, we had a leverage ratio of 3.94:1.00 and an interest coverage ratio 7.38:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $6.4 million as of December 31, 2013.

Under the terms of our 2013 Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our term loans (approximately $187 million at December 31, 2013).  We entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  A portion of the interest rate swap agreements were terminated in connection with the debt refinancing.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At December 31, 2013, our financial assets in the consolidated balance sheet included unrestricted cash and cash equivalents of approximately $14.1 million, which is comprised of deposits in non-interest bearing accounts with financial institutions of $12.7 million, highly liquid fixed income securities of $1.1 million, deposits in money market mutual funds of $0.3 million, and marketable securities of $38.5 million, substantially all of which are short-term fixed income securities.  Other non-current securities and investments totaled $0.7 million at December 31, 2013.

As of December 31, 2013, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at December 31, 2013, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$373,625	$366,955	$370,694	$363,216
Capital lease obligations	$6,353	$6,353	$6,508	$6,198

Item 8.  Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumos Network Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of Lumos Network Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 7, 2014

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash and cash equivalents	$14,114	$2
Marketable securities	38,480	-
Restricted cash	4,324	5,303
Accounts receivable, net of allowance of $1,485 ($1,822 in 2012)	22,917	22,676
Other receivables	1,588	2,400
Income tax receivable	1,116	954
Prepaid expenses and other	3,960	5,136
Deferred income taxes	7,289	3,357
Total Current Assets	93,788	39,828

Securities and Investments	699	462

Property, Plant and Equipment
Land and buildings	19,561	19,489
Network plant and equipment	474,010	419,176
Furniture, fixtures and other equipment	34,549	22,070
Total in service	528,120	460,735
Under construction	25,889	19,764

	554,009	480,499
Less accumulated depreciation and amortization	175,286	143,910

Total Property, Plant and Equipment, net	378,723	336,589

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $81,600 ($72,876 in 2012)	25,071	34,895
Deferred charges and other assets	7,722	4,448
Total Other Assets	133,090	139,640

Total Assets	$606,300	$516,519

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2013	December 31, 2012
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$6,688	$7,900
Accounts payable	13,076	17,453
Dividends payable	3,091	3,013
Advance billings and customer deposits	13,502	13,527
Accrued compensation	2,185	1,742
Accrued operating taxes	4,375	3,838
Other accrued liabilities	3,992	6,284
Total Current Liabilities	46,909	53,757

Long-term Liabilities
Long-term debt	373,290	304,325
Retirement benefits	16,848	30,413
Deferred income taxes	79,087	59,313
Other long-term liabilities	2,832	3,500
Income tax payable	328	609

Total Long-term Liabilities	472,385	398,160

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,158 shares issued and 22,109 shares outstanding (21,610 shares issued and 21,498 shares outstanding in 2012)	222	216
Additional paid-in capital	138,166	129,570
Treasury stock, 49 shares at cost (112 shares in 2012)	(404)	-
Accumulated deficit	(47,578)	(53,060)
Accumulated other comprehensive loss, net of tax	(4,073)	(12,676)
Total Lumos Networks Corp. Stockholders' Equity	86,333	64,050
Noncontrolling Interests	673	552

Total Equity	87,006	64,602

Total Liabilities and Equity	$606,300	$516,519

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011

Operating Revenues	$207,475	$206,871	$207,414

Operating Expenses
Network access costs	42,417	46,845	47,715
Selling, general and administrative	76,749	79,176	66,571
Depreciation and amortization	42,320	38,884	43,090
Asset impairment charges	-	-	86,295
Accretion of asset retirement obligations	104	124	116
Restructuring charges	50	2,981	-
Gain on settlements, net	-	(2,335)	-
Total Operating Expenses, net	161,640	165,675	243,787
Operating Income (Loss)	45,835	41,196	(36,373)

Other Income (Expenses)
Interest expense	(14,191)	(11,921)	(11,993)
Loss on interest rate swap derivatives	(144)	(1,898)	-
Other (expenses) income, net	(1,587)	81	105
Total Other Expenses, net	(15,922)	(13,738)	(11,888)
Income (Loss) Before Income Taxes	29,913	27,458	(48,261)

Income Tax Expense (Benefit)	12,019	11,010	(4,383)

Net Income (Loss)	17,894	16,448	(43,878)

Net Income Attributable to Noncontrolling Interests	(121)	(108)	(52)

Net Income (Loss) Attributable to Lumos Networks Corp.	$17,773	$16,340	$(43,930)

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Lumos Networks Corp. Stockholders:
(Pro Forma and Unaudited for 2011)

Earnings (loss) per share - basic	$0.81	$0.78	$(2.11)
Earnings (loss) per share - diluted	$0.80	$0.76	$(2.11)

Cash Dividends Declared per Share - Common Stock	$0.56	$0.56	$0.14

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net Income (Loss)	$17,894	$16,448	$(43,878)

Other Comprehensive Income (Loss), Net of Tax:
Net unrecognized gain (loss) from defined benefit plans, net of $4,992, $1,958 and $(1,813) of income taxes for the years ended December 31, 2013, 2012 and 2011, respectively	7,840	3,076	(2,847)
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $481, $693 and $77 of income taxes for the years ended December 31, 2013, 2012 and 2011, respectively (see Note 2)	756	1,088	120
Unrealized loss on available-for-sale securities, net of $3 of income taxes for the year ended December 31, 2013	7	-	-

Other Comprehensive Income (Loss), Net of Tax	8,603	4,164	(2,727)

Total Comprehensive Income (Loss)	26,497	20,612	(46,605)

Less: Comprehensive Income Attributable to Noncontrolling Interests	(121)	(108)	(52)

Comprehensive Income (Loss) Attributable to Lumos Networks Corp.	$26,376	$20,504	$(46,657)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$17,894	$16,448	$(43,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,496	27,750	27,703
Amortization	9,824	11,134	15,387
Accretion of asset retirement obligations	104	124	116
Asset impairment charges	-	-	86,295
Deferred income taxes	11,503	10,514	(8,110)
Loss on interest rate swap derivatives	144	1,898	-
Equity-based compensation expense	6,778	3,912	2,383
Amortization of debt issuance costs	1,280	812	132
Write off of unamortized debt issuance costs	890	-	-
Gain on settlement	-	(3,035)	-
Retirement benefits, net of cash contributions and distributions	(330)	665	(4,059)
Excess tax benefits from share-based compensation	(1,060)	(428)	-
Other	(163)	-	-
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(241)	218	(2,082)
Decrease (increase) in other current assets	832	(3,503)	297
Changes in income taxes	(501)	99	3,727
(Decrease) increase in accounts payable	(3,798)	1,946	425
(Decrease) increase in other current liabilities	(1,398)	3,661	4,572
Net Cash Provided by Operating Activities	74,254	72,215	82,908

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(68,334)	(59,881)	(61,536)
Broadband network expansion funded by stimulus grant	(29)	(1,351)	(2,248)
Proceeds from disposal of managed services business	-	750	-
Purchases of marketable securities	(38,560)	-	-
Change in restricted cash	979	2,251	508
Cash reimbursement received from broadband stimulus grant	979	2,251	508
Purchase of tradename asset	-	(333)	-
Other	62	(26)	-
Net Cash Used in Investing Activities	(104,903)	(56,339)	(62,768)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	375,000	-	310,000
Payment of debt issuance costs	(4,872)	-	(4,854)
Cash paid to NTELOS Inc. associated with the Business Separation	-	-	(315,000)
Principal payments on senior secured term loans	(308,876)	(2,000)	(500)
Borrowings from revolving credit facility	15,000	9,783	30,000
Principal payments on revolving credit facility	(18,521)	(21,261)	(15,000)
Termination payments of interest rate swap derivatives	(858)	-	-
Cash dividends paid on common stock	(12,213)	(11,951)	-
Payment to NTELOS Inc., net	-	-	(14,357)
Principal payments under capital lease obligations	(1,456)	(1,542)	(317)
Proceeds from stock option exercises and employee stock purchase plan	1,222	122	-
Excess tax benefits from share-based compensation	1,060	428	-
Other	(725)	-	(54)
Net Cash Provided by (Used in) Financing Activities	44,761	(26,421)	(10,082)
Increase (decrease) in cash and cash equivalents	14,112	(10,545)	10,058
Cash and Cash Equivalents:
Beginning of Year	2	10,547	489

End of Year	$14,114	$2	$10,547

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Business Equity	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	-	-	$-	$-	$-	$-	$-	$265,794	$265,794	$392	$266,186
Allocation of beginning of year business
equity in connection with the Business Separation				262,155		3,639		(265,794)	-		-
Spin-off from NTELOS Holdings
Corp.	21,223		212	(138,107)			(14,113)		(152,008)		(152,008)
Net loss attributable to Lumos
Networks Corp.						(43,930)			(43,930)		(43,930)
Other comprehensive loss, net of
tax							(2,727)		(2,727)		(2,727)
Equity-based compensation expense				1,694					1,694		1,694
Restricted shares issued, shares issued
through the employee stock purchase plan and 401(k) matching contributions and stock options exercised (net of shares reacquired through restricted stock forfeits)	12	65		685					685		685
Cash dividends declared ($0.14 per
share)						(2,980)			(2,980)		(2,980)
Dividends paid to NTELOS
Communications, Inc.						(14,145)			(14,145)		(14,145)
Net income attributable to
noncontrolling interest										52	52
Balance, December 31, 2011	21,235	65	212	126,427	-	(57,416)	(16,840)	-	52,383	444	52,827
Adjustments related to spin-off
from NTELOS Holdings Corp.				(1,337)					(1,337)		(1,337)
Net income attributable to Lumos
Networks Corp.						16,340			16,340		16,340
Other comprehensive income,
net of tax							4,164		4,164		4,164
Equity-based compensation
expense				3,065					3,065		3,065
Adjustments to excess tax benefit
from stock-based compensation				428					428		428
Restricted shares issued, shares
issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	375	47	4	987					991		991
Cash dividends declared ($0.56 per
share)						(11,984)			(11,984)		(11,984)
Net income attributable to
noncontrolling interests									-	108	108
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$-	$64,050	$552	$64,602
Adjustments related to spin-off
from NTELOS Holdings Corp.				(144)					(144)		(144)
Net income attributable to Lumos
Networks Corp.						17,773			17,773		17,773
Other comprehensive income,
net of tax							8,603		8,603		8,603
Equity-based compensation
expense				5,847					5,847		5,847
Adjustments to excess tax benefit
from stock-based compensation				1,060					1,060		1,060
Restricted shares issued, shares
issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	451	(63)	5	709	(404)				310		310
Stock option exercises	97		1	1,124					1,125		1,125
Cash dividends declared ($0.56 per
share)						(12,291)			(12,291)		(12,291)
Net income attributable to
noncontrolling interests									-	121	121
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$-	$86,333	$673	$87,006

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Lumos Networks Corp.

Note 1.  Organization

Lumos Networks Corp. (“Lumos Networks” or the “Company”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region with a network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Maryland, Ohio and Kentucky.  The Company serves carrier, business and residential customers over its fiber network offering data, voice and IP services.  The Company’s principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell (“FTTC”) wireless backhaul and fiber transport services, wavelength transport services, IP services and other voice services.

On October 14, 2011, NTELOS Holdings Corp. (“NTELOS”) announced a distribution date of October 31, 2011 for the spin-off of all of the then issued and outstanding shares of common stock of Lumos Networks, which operated NTELOS’s wireline operations (the “Business Separation”).  Prior to and in connection with the Business Separation, following the market close on October 31, 2011, NTELOS effectuated a 1-for-2 reverse stock split (the “Reverse Stock Split”) of its shares of Common Stock, $0.01 par value.  The spin-off of Lumos Networks was in the form of a tax-free stock distribution to NTELOS stockholders of record as of the close of business on October 24, 2011, the record date (the “Distribution”).  On October 31, 2011, NTELOS distributed one share of Lumos Networks common stock for every share of NTELOS’s common stock outstanding, on a post-Reverse Stock Split basis.

On November 20, 2013, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 2,888,939 shares, priced at $20.00 per share.  This resulted in Quadrangle’s ownership declining from approximately 26% to approximately 13%. The Company did not receive any proceeds from the offering and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.8 million, are included in other expenses in the consolidated statement of operations for the year ended December 31, 2013.

Note 2.  Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

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

For the period January 1, 2011 through October 31, 2011, the consolidated financial statements principally represent the financial results reflected by NTELOS constituting the companies comprising the wireline segment.  These financial results have been adjusted to reflect certain corporate expenses which were not previously allocated to the segments.  These allocations primarily represent corporate support functions, including but not limited to accounting, human resources, information technology and executive management, as well as corporate legal and professional fees, including audit fees, and equity-based compensation expense related to equity-based awards granted to employees in corporate support functions and executive management.  These additional expenses for the ten months ended October 31, 2011 were $2.6 million.  The Company believes that these costs would not have been materially different had they been calculated on a standalone basis.  However, such costs are not indicative of the actual level of expense and exclude certain expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company nor are they comparable to the expenses incurred in 2012 or 2013.

Beginning in 2013, the Company revised the presentation of current deferred tax assets in its consolidated balance sheet and made conforming changes to the presentation of deferred tax assets in the consolidated balance sheet as of December 31, 2012.  These changes did not have a material impact on the Company’s consolidated financial condition for any period presented.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the valuation of interest rate swap derivatives, deferred tax assets, marketable securities, asset retirement obligations and equity-based compensation; goodwill impairment assessments and reserves for employee benefit obligations and income tax uncertainties.

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

Cash Equivalents and Marketable Securities

The Company considers its investments in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates this determination at the end of each reporting period.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost.  Debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of December 31, 2013.

The Company previously utilized a swingline credit facility that it had with its primary commercial bank.  This swingline facility was terminated in April 2013, concurrent with the closing of the Company’s debt refinancing (see Note 5).  The Company had a book overdraft related to this master cash account of $1.8 million as of December 31, 2012, which amount was reclassified to accounts payable on the consolidated balance sheet.  The Company classified the respective changes in the book overdraft amount in cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2013 and 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements.  The Company received $1.0 million, $2.3 million and $0.5 million in the years ended December 31, 2013, 2012 and 2011, respectively, for the reimbursable portion of the qualified recoverable expenditures to date.  The Company has a $0.6 million receivable for the reimbursable portion of the qualified recoverable expenditures as of December 31, 2013.  At December 31, 2013, the Company’s pledged account balance was $4.3 million.  This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates. The Company includes bad debt expense in selling, general and administrative expense in the consolidated statements of operations.  Bad debt expense for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.6 million and $1.0 million, respectively.  The Company’s allowance for doubtful accounts was $1.5 million and $1.8 million as of December 31, 2013 and 2012, respectively.

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

The Company believes that no impairment indicators exist as of December 31, 2013 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

In 2011, the Company determined that the fair value of certain assets owned by its RLECs, including property, plant and equipment and finite-lived intangible assets, was lower than the carrying value as a result of the revaluation of assets performed in connection with the Business Separation as of October 31, 2011.  Accordingly, an impairment charge was recorded for $20.9 million ($12.7 million net of tax).

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.  In 2012, the Company revised the useful lives of certain leasehold improvements as a result of the termination of a building lease and recognized accelerated depreciation costs of $1.4 million as a result of this change in estimate, which is included in depreciation and amortization expense for the year ended December 31, 2012.

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including certain software licenses, is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  At December 31, 2013 and 2012, other intangibles were comprised of the following:

		2013		2012
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(79,399)	$103,153	$(69,734)
Trademarks	0.5 to 15 yrs	3,518	(2,201)	3,518	(2,042)
Non-compete agreement	2 yrs	-	-	1,100	(1,100)
Total		$106,671	$(81,600)	$107,771	$(72,876)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2013 or 2012.  Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $9.8 million, $11.1 million and $15.4 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
2014	$9,028	$159	$9,187
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256
2018	1,785	159	1,944

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

The Company first considers whether to take a qualitative approach in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC Topic 350.  If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or if the Company elects to bypass the qualitative test for a specific period, the two-step process is used to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours.

The Company restructured its operating segments in 2013 and, as a result, reassigned goodwill to the new reporting units using a relative fair value allocation approach.  As of December 31, 2013, goodwill was attributed to the Company’s segments as follows:

(In thousands)	December 31, 2013
Strategic data	$94,943
Legacy voice	2,612
Access	2,742
Total goodwill	$100,297

As of October 1, 2013, the Company performed its annual goodwill impairment test.  The Company elected to bypass the qualitative assessment due to the restructuring of its operating segments and applied step one of the quantitative test as described above.  Based on the results of this annual impairment testing, the Company determined that the fair values of each of the strategic data, legacy voice and access reporting units substantially exceed their respective carrying amounts and that no impairment exists.

The gross amount of goodwill was $133.7 million and the accumulated impairment loss was $33.4 million for a net carrying amount of $100.3 million as of December 31, 2013 and 2012. The Company recorded a goodwill impairment charge in 2011 of $33.4 million and fully impaired certain franchise rights through a corresponding charge of $32.0 million.  There was no activity in the consolidated goodwill accounts for the years ended December 31, 2013 and 2012.

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

The Company enters into various facility collocation agreements and is subject to locality franchise ordinances.  The Company constructs assets at these locations and, in accordance with the terms of many of these agreements, the Company is obligated to restore the premises to their original condition at the conclusion of the agreements, generally at the demand of the other party to these agreements.  The Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset, depreciating it over the useful life of the related asset.

Included in certain of the franchise ordinances under which the Company’s RLECs and CLECs operate are clauses that require the removal of the RLEC’s and CLEC’s equipment at the termination of the franchise agreement.  The Company has not recognized an asset retirement obligation for these liabilities as the removal of the equipment is not estimable due to an indeterminable end date and the fact that the equipment is part of the public switched telephone network and it is not reasonable to assume the jurisdictions would require its removal.

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2013 and 2012:

(In thousands)	2013	2012
Asset retirement obligations, beginning	$1,236	$1,114
Additional asset retirement obligations recorded, net of
adjustments in estimates	61	(2)
Accretion of asset retirement obligations	104	124
Asset retirement obligations, ending	$1,401	$1,236

Deferred Financing Costs

The Company defers debt issuance costs and amortizes them over the life of the related debt instrument using the effective interest method.  The Company incurred additional debt issuance costs in connection with the April 2013 debt refinancing of $4.9 million and expensed unamortized debt issuance costs associated with the previous credit facility of $0.9 million (Note 5).

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within selling, general and administrative expenses in the consolidated statements of operations).  Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $1.1 million and $0.9 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  The Company froze the Pension Plan effective December 31, 2012.  As such, no further benefits will be accrued by participants for services rendered beyond that date.

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

The Company also provides certain health care and life insurance benefits for retired employees that meet eligibility requirements.  The Company has two qualified nonpension postretirement benefit plans.  The health care plan is contributory, with participants’ contributions adjusted annually.  The life insurance plan is also contributory.  These obligations, along with all of the pension plans and other post retirement benefit plans, are assumed by the Company.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994.  Neither plan is eligible to employees hired after April 1993.  The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees.  The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

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

Operating Leases

The Company has operating leases for administrative office space and equipment, certain of which have renewal options.  These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index.  Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term.  The Company’s minimum lease term for most leases includes the initial non-cancelable term and at least one renewal period to the extent that the exercise of the related renewal option or options is reasonably assured.  A renewal option or options is determined to be reasonably assured if failure to renew the leases imposes an in-substance economic penalty on the Company.  Leasehold improvements are capitalized and depreciated over the shorter of the assets’ useful life or the lease term, including renewal option periods that are reasonably assured.

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.

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

The fair value of common stock options granted with service-only conditions is estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.  The fair value of restricted stock awards granted with service-only conditions is estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted by the Company contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  The grant date fair value of these options and restricted shares was adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a Monte Carlo model (see Note 9).  The Company initially recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  The Company accelerates expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Total equity-based compensation expense related to all of the share-based awards (Note 9), including the Company’s 401(k) matching contributions, was $6.8 million, $3.9 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, which amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at December 31, 2013 for the years 2014 through 2018 are estimated to be $3.2 million, $2.2 million, $0.9 million, $0.5 million and $0.1 million, respectively.

Fair Value Measurements

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value or for certain financial instruments for which disclosure of fair value is required, the Company uses fair value techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

GAAP establishes a fair value hierarchy with three levels of inputs that may be used to measure fair value:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 – Unobservable inputs for the asset or liability.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose the effect of the reclassification on each affected income statement line item of items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety.  A cross reference to other required U.S. GAAP disclosures is required for AOCI reclassification items that are not reclassified in their entirety into net income.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company has complied with the requirements of this pronouncement by providing disclosure of the income statement line items affected by reclassifications out of other comprehensive income (loss) during the periods presented, which consist of reclassification adjustments for the amortization of actuarial losses on pension and other postretirement plans (see Note 11).

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of December 31, 2013 are summarized below.  The Company did not previously have any cash equivalents or marketable securities at December 31, 2012.

(In thousands)	December 31, 2013
Cash equivalents:
Money market mutual funds	$267
Corporate debt securities	1,106
Total cash equivalents	1,373
Marketable securities:
Commercial paper	7,746
Debt securities issued by U.S. Government agencies	7,436
Corporate debt securities	23,298
Total marketable securities, available-for-sale	38,480

Total cash equivalents and marketable securities	$39,853

At December 31, 2013, the carrying values of the investments included in cash and equivalents approximated fair value.  The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of December 31, 2013:

(In thousands)	Total
Due in one year or less	$22,519
Due after one year through two years	15,961
Total debt securities	$38,480

The Company did not receive any material proceeds from the sale or maturity of available-for-sale marketable securities or recognize any material realized net gains or losses during the year ended December 31, 2013.  Net unrealized holding gains on available-for-sale securities were less than $0.1 million for the year ended December 31, 2013 and are included in accumulated other comprehensive loss on the consolidated balance sheet as of December 31, 2013.

Note 4.  Disclosures About Segments of an Enterprise and Related Information

The Company’s operating segments closely align with its major product and service offerings, which coincides with the way that the Company’s chief operating decision makers measured performance and allocated resources during 2013.  The Company’s chief operating decision makers are its Chief Executive Officer and its Chief Financial Officer (collectively, the “CODMs”).  The Company’s current reportable operating segments are strategic data, legacy voice and access.  A general description of the products and services offered and the customers served by each of the new reportable segments is as follows:

•

Strategic data:  This segment includes the Company’s enterprise data, data transport, FTTC and IP services product groups.  These businesses primarily serve carrier and enterprise customers utilizing the Company’s network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  IP services are also provided to a residential base of customers by this segment.

•

Legacy voice:  This segment includes the following products:  local lines, PRI, long distance, toll and directory advertising and other voice services (excluding VoIP) which are typically provided to enterprise customers and are included in our strategic data segment).  These products are sold to enterprise and residential customers on the Company’s network within the Company’s footprint.

•	Access: This segment provides carrier customers access to the Company’s network within the Company’s footprint and primarily includes switched access and reciprocal compensation products.

Summarized financial information concerning the Company’s reportable segments is presented in the following table, which includes restated segment results for the years ended December 31, 2012 and 2011 consistent with the restructuring of the Company’s operating segments in 2013.

(In thousands)	Strategic Data	Legacy Voice	Access	Corporate (Unallocated)	Total
For the year ended December 31, 2013:
Operating revenues	$121,333	$56,466	$29,676	$-	$207,475
Network access costs	21,817	19,359	1,241	-	42,417
Network operating costs	31,575	10,182	2,578	-	44,335
Selling, general and administrative expenses	14,212	6,673	3,514	8,015	32,414
Adjusted EBITDA(1)	53,729	20,252	22,343	-	96,324
Capital expenditures	53,042	1,739	1,631	11,922	68,334

For the year ended December 31, 2012:
Operating revenues	$109,010	$64,146	$33,715	$-	$206,871
Network access costs	21,192	24,228	1,425	-	46,845
Network operating costs	24,222	17,156	4,401	-	45,779
Selling, general and administrative expenses	12,704	7,912	4,742	8,039	33,397
Adjusted EBITDA(1)	50,892	14,850	23,147	-	88,889
Capital expenditures	51,225	469	597	7,590	59,881

For the year ended December 31, 2011:
Operating revenues	$93,549	$75,648	$38,217	$-	$207,414
Network access costs	18,042	28,074	1,599	-	47,715
Network operating costs	20,981	20,380	5,203	-	46,564
Selling, general and administrative expenses	7,308	5,906	2,981	3,812	20,007
Adjusted EBITDA(1)	47,218	21,288	28,434	-	96,940
Capital expenditures	44,886	5,377	6,634	4,639	61,536

(1)

The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP measure), defined by the Company as net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures, including the Company’s reasons for using this non-GAAP financial measure.

The Company’s CODMs do not currently review total assets by segment since the majority of the assets are shared by the segments and centrally-managed.  However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segment product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the segments.

The following table provides a reconciliation of operating income (loss) to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating income (loss)	$45,835	$41,196	$(36,373)
Depreciation and amortization and accretion of asset
retirement obligations	42,424	39,008	43,206
Sub-total:	88,259	80,204	6,833
Asset impairment charges	-	-	86,295
Amortization of actuarial losses	1,237	1,781	-
Equity-based compensation	6,778	3,912	2,383
Employee separation charges (1)	-	2,346	-
Restructuring charges (2)	50	2,981	-
Business separation charges (3)	-	-	1,358
Acquisition-related charges	-	-	71
Gain on settlements, net (4)	-	(2,335)	-
Adjusted EBITDA	$96,324	$88,889	$96,940

(1)

Employee separation charges include employee separation benefits which were provided for in the separation agreements of two executive officers who left the Company in 2012.  These charges are included in selling, general and administrative expense on the consolidated statement of operations.

(2)

In 2012, the Company completed a cost reduction plan involving an employee reduction-in-force, consolidation of certain facilities and freezing benefits under certain postretirement plans.  Restructuring charges of $3.0 million were recognized in 2012 in connection with this plan (Note 12).

(3)

Business Separation charges include audit, legal and other professional fees incurred during the period related to the Company’s separation from NTELOS Holdings Corp. into a separate publicly traded company (Note 1).  These charges are included in selling, general and administrative expense on the statement of operations.

(4)

The net pre-tax gain on settlements was recognized in 2012 in connection with the settlement of outstanding matters related to a prior acquisition and the settlement of an outstanding lawsuit (Note 13).

Revenues from Verizon accounted for approximately 10% of the Company's total revenue for the year ended December 31, 2013 and 10% and 9% of the Company’s total revenue for the years ended December 31, 2012 and 2011, respectively.  Revenue from Verizon was derived primarily from network access and fiber to the cell site services.

Note 5.  Long-Term Debt

As of December 31, 2013 and 2012, the Company’s outstanding long-term debt consisted of the following components:

(In thousands)	2013	2012
Credit Facility	$373,625	$311,022
Capital lease obligations	6,353	1,203
	379,978	312,225

Less: current portion of long-term debt	6,688	7,900
	$373,290	$304,325

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of December 31, 2013, no borrowings were outstanding under the Revolver.

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

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2013, 4.50:1.00 for 2014, 4.25:1.00 for 2015 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At December 31, 2013, the Company’s leverage ratio was 3.94:1.00 and its interest coverage ratio was 7.38:1.00.  The Company was in compliance with its debt covenants as of December 31, 2013.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  Based on the excess cash flow calculation for the year ended December 31, 2013, the distributable amount was increased by $12 million on January 1, 2014.  The distributable amount as of December 31, 2013 was $5.9 million.

The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.  In connection with the aforementioned debt refinancing in April 2013, the Company paid $0.9 million to terminate a portion of this interest rate swap agreement.  In accordance with the terms of the Credit Facility, the Company entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap agreements up to 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%.  The combined notional amount of the interest rate swap instruments was $186.8 million at December 31, 2013.  The Company recognized a net loss on interest rate swap derivatives of $0.1 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively.

In connection with the refinancing in April 2013, the Company deferred an additional $4.9 million in debt issuance costs and expensed approximately $0.9 million of unamortized debt issuance costs associated with the previous credit facility, which expense is included in other expenses on the consolidated statements of operations for the year ended December 31, 2013.  Total unamortized debt issuance costs were $6.6 million and $3.9 million as of December 31, 2013 and 2012, respectively, which amounts are included in deferred charges and other assets on the consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the years ended December 31, 2013 and 2012 was $1.3 million and $0.8 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the consolidated statements of operations as an offset to interest expense.  The Patronage credits were $1.3 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $5.3 million in 2014, $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017,  $80.2 million in 2018 and $259.9 million thereafter.  The revolver under the Credit Facility, under which no borrowings are outstanding as of December 31, 2013, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the year ended December 31, 2013 was 3.97%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At December 31, 2013, the carrying value and accumulated amortization of the related assets were $3.3 million and $1.7 million, respectively.  In 2013, the Company entered into a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which the Company classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of December 31, 2013, the carrying value and accumulated depreciation of the related asset were $5.9 million and $0.6 million, respectively.  As of December 31, 2013, the combined total net present value of the Company’s future minimum lease payments is $6.4 million and the principal portion of these capital lease obligations was due as follows:  $1.4 million in 2014, $2.4 million in 2015, $2.3 million in 2016, $0.2 million in 2017 and $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Cash payments for:
Interest (net of amounts capitalized)	$13,278	$11,972	$2,261
Income taxes	970	1,892	87
Supplemental investing and financing
activities:
Additions to property and equipment
included in accounts payable and
other accrued liabilities	6,145	6,621	2,900
Borrowings under capital leases	6,544	380	990
Dividends paid through increase in
borrowings from NTELOS Inc.	-	-	14,145
Dividend declared not paid	$3,091	$3,013	$2,980

Cash payments for interest for the years ended December 31, 2013 and 2012 in the table above are net of $0.7 million and $0.1 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.2 million, $0.1 million and less than $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives and the Credit Facility (including the current portion) as of December 31, 2013 and 2012.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at December 31, 2013 and 2012.  Marketable securities and interest rate swap derivatives are recorded in the consolidated balance sheets at fair value (see Note 3 and Note 5).

The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$267	$-	$-	$267
Corporate debt securities	-	1,106	-	1,106
Total cash equivalents	267	1,106	-	1,373
Marketable securities:
Commercial paper	-	7,746	-	7,746
Debt securities issued by U.S. Government agencies	-	7,436	-	7,436
Corporate debt securities	-	23,298	-	23,298
Total marketable securities	-	38,480	-	38,480
Total assets	$267	$39,586	$-	$39,853

Liabilities:
Interest rate swap derivatives	$-	$1,157	$-	$1,157
Total liabilities	$-	$1,157	$-	$1,157

At December 31, 2012, the Company did not have any financial assets that were measured at fair value on a recurring basis and the only financial liability that was measured at fair value on a recurring basis was the interest rate swap derivatives.  The fair value of the interest rate swap derivatives was $1.9 million at December 31, 2012 and the fair value measurement was classified as Level 2 within the fair value hierarchy.

The fair value of corporate and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, we classify these fair value measurements as Level 2 within the fair value hierarchy.  The fair value of interest rate derivatives were derived based on bid prices obtained from the administrative agents as of the measurement date.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	December 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$373,625	$366,955	$311,022	$320,739
Capital lease obligations	6,353	6,353	1,203	1,203

The fair value of the Credit Facility was estimated based on an internal analysis of the forward-looking interest rates as of the measurement date, compared to the forward looking interest rates at inception, assuming no change in the credit profile of the Company or market demand for similar instruments.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $0.7 million and $0.5 million as of December 31, 2013 and 2012, respectively, of which $0.6 million and $0.4 million, respectively, represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Stockholders’ Equity and Earnings per Share

On February 20, 2014, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on April 10, 2014 to stockholders of record on March 13, 2014.

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

The computations of basic and diluted earnings per share for the years ended December 31, 2013 and 2012 and the unaudited computation of pro forma basic and diluted loss per share for the year ended December 31, 2011 are as follows:

(In thousands, except per share amounts)	2013	2012	Pro Forma 2011 (Unaudited) (1)
Numerator:
Net income attributable to Lumos Networks Corp.	$17,773	$16,340	$(43,930)
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(425)	(331)	-
Numerator for basic and diluted earnings per common share	17,348	16,009	(43,930)

Denominator:
Weighted average basic shares outstanding	21,887	21,392	21,198
Less: weighted average participating securities and nonvested performance-based restricted shares	(579)	(434)	(384)
Denominator for basic earnings per common share	21,308	20,958	20,814
Plus: potentially dilutive restricted shares and stock options	368	15	-
Denominator for diluted earnings per common share	21,676	20,973	20,814

Basic earnings per share	$0.81	$0.78	$(2.11)

Diluted earnings per share	$0.80	$0.76	$(2.11)
(1)

Basic and diluted loss per share for the year ended December 31, 2011 is computed on a pro forma basis by dividing net loss by the weighted average number of common shares outstanding during the two month post-Business Separation period beginning November 1, 2011 and ending December 31, 2011, as if such shares had been outstanding for the entire year.

For the year ended December 31, 2013, the denominator for diluted earnings per common share excludes 310,933 shares related to stock options and 20,100 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2012, the denominator for diluted earnings per common share excludes 1,546,900 shares related to stock options and 45,324 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2011, the denominator for diluted loss per common share is equal to the denominator for basic loss per common share because the addition of unvested shares or other common stock equivalents would be anti-dilutive (416,417 at December 31, 2011).

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 4,000,000.  As of December 31, 2013,  355,776 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 771,964 stock options and 508,865 shares of restricted stock under the Equity and Cash Incentive Plan during the year ended December 31, 2013.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Of the 771,964 stock options granted, 382,782 vest upon achievement of a target market price for the Company’s common stock.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some restricted stock awards vest on a graded vesting schedule over a five year period.  Of the 508,865 shares of restricted stock granted, 127,325 vest upon achievement of a target market price for the Company’s common stock.  During the third quarter of 2013, 437,841 stock options and 104,672 restricted shares vested upon attainment of the target market price for the Company’s common stock in accordance with the terms of the awards.  The Company recognized all of the remaining unrecognized compensation expense for these awards on the vesting date, which totaled $1.8 million.

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

The fair value of each option award with service-only vesting conditions is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options.  The Company uses peer group and other publicly available market data to estimate volatility assumptions as the Company does  not have an adequate trading history to estimate its actual volatility. The expected option life represents the period of time that the options granted are expected to be outstanding and is determined using the simplified method.  The expected dividend yield is estimated based on the Company’s actual dividend yield at the date of the grant.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2013 and 2012 $3.33 and $2.34, respectively, and $3.95 for the stock options granted during the period November 1, 2011 through December 31, 2011.  The following weighted-average assumptions were used in estimating the grant date fair value of these awards:

	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 through December 31, 2011
Risk-free interest rate	1.34%	1.40%	1.55%
Expected volatility	44.19%	43.42%	34.70%
Expected dividend yield	4.70%	5.77%	3.10%
Expected term	6.6 years	7 years	7 years

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

The summary of the activity and status of the Company’s stock options for the year ended December 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2012	1,714	$12.29	7.6 years	$1,002
Granted during the period	772	12.18
Exercised during the period	(97)	11.47
Forfeited during the period	(30)	12.08
Expired during the period	(93)	14.88
Stock options outstanding at December 31, 2013	2,266	$12.19	7.7 years	$20,019

Stock options exercisable at December 31, 2013	1,269	$12.58	6.9 years	$10,737
Total stock options outstanding, vested and expected to vest
at December 31, 2013	2,170	$12.24		$19,056

The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $0.9 million.  No options were exercised during the year ended December 31, 2012 or during the period from November 1, 2011 through December 31, 2011.    The total fair value of options that vested during the years ended December 31, 2013 and 2012 was $2.3 million and  $1.1 million, respectively.  The total fair value of options that vested during the period from November 1, 2011 through December 31, 2011 was $0.1 million.    As of December 31, 2013, there was $2.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The summary of the activity and status of the Company’s restricted stock for the year ended December 31, 2013 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2012	342	$11.67
Granted during the period	509	11.93
Vested during the period	(252)	11.59
Forfeited during the period	(39)	11.90
Restricted stock outstanding at December 31, 2013	560	$11.93

As of December 31, 2013, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.  The total fair value of restricted stock awards that vested during the years ended December 31, 2013 and 2012 was $4.6 million and $2.2 million, respectively.  No restricted stock awards vested during the period from November 1, 2011 through December 31, 2011.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  As of December 31, 2013, 78,655 shares remained available for issuance under the employee stock purchase plan.  New common shares will be issued for purchases under this plan or treasury shares will be reissued.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the year ended December 31, 2013, 12,957 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was less than $0.1 million for the years ended December 31, 2013 and 2012.  Compensation expense associated with the employee stock purchase plan was not material in the period November 1, 2011 through December 31, 2011.

Note 10.  Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Current tax expense:
Federal	$-	$-	$-
State	516	496	3,727
Total current tax expense	516	496	3,727

Deferred tax expense (benefit):
Federal	10,102	8,982	(3,657)
State	1,401	1,532	(4,453)
Total deferred tax expense (benefit)	11,503	10,514	(8,110)
Total income tax expense (benefit)	$12,019	$11,010	$(4,383)

Total income tax expense (benefit) was different than an amount computed by applying the graduated federal statutory income tax rates to income (loss) before taxes.  The reasons for the differences are as follows for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Computed tax expense (benefit) at federal statutory
rate of 35%	$10,470	$9,610	$(16,891)
Nondeductible goodwill impairment charge	-	-	11,703
Nondeductible compensation	307	91	637
Noncontrolling interests	(50)	(37)	18
Nondeductible public offering costs	285	-	-
State income taxes, net of federal income
tax impact	1,246	1,318	(472)
Other, net	(239)	28	622
Total income tax expense (benefit)	$12,019	$11,010	$(4,383)

During the years ended December 31, 2013 and 2012, the Company recognized tax benefits of approximately $1.1 million and $0.4 million, respectively, in additional paid-in capital associated with the excess tax benefits realized by the Company related to stock compensation plans.  The Company recognized tax expense of $5.5 million and $2.7 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the years ended December 31, 2013 and 2012, respectively, in accordance with FASB ASC 715.  The amount recognized in accumulated other comprehensive income was $1.8 million for the period November 1, 2011 through December 31, 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2013 and 2012 are presented below:

(In thousands)	2013	2012
Deferred income tax assets:
Retirement benefits other than pension	$6,909	$5,053
Pension and related plans	-	6,228
Net operating loss	6,200	4,346
Accrued expenses	4,480	4,146
Other	170	1,379
Total deferred income tax assets	17,759	21,152

Deferred income tax liabilities:
Property and equipment	(82,040)	(67,493)
Intangibles	(7,271)	(9,615)
Pension and related plans	(246)	-
Total deferred income tax liabilities	(89,557)	(77,108)
Net deferred income tax liability	$(71,798)	$(55,956)

Balance sheet classification of deferred income taxes:
Net current deferred income tax asset	$7,289	$3,357
Net non-current deferred income tax liability	(79,087)	(59,313)
Net deferred income tax liability	$(71,798)	$(55,956)

At December 31, 2013, the Company had federal net operating losses (“NOLs”) of $15.7 million, net of adjustments for unrecognized income tax benefits (“UTBs”), and state NOLs of $15.6 million.  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to UTBs in interest expense and penalties on UTBs in income tax expense.  A reconciliation of the change in the UTB balance for the years ended December 31, 2013 and 2012 is as follows:

(In thousands)	2013	2012
Balance at beginning of year	$609	$484
Additions for tax positions related to the current year	291	82
Increases for tax positions related to prior years	554	43
Statute of limitations expiration	(329)	-
Balance at end of year	$1,125	$609

All of the Company’s UTBs as of December 31, 2013 and 2012 were adjusted through income tax expense.  The Company does not expect to have any material changes to its UTBs over the next twelve months.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, the tax years that remain open and subject to federal and state audit examinations are 2010-2012 as of December 31, 2013.

Note 11.  Pension Plans and Other Postretirement Benefits

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”), as well as non-qualified pension plans and other postretirement benefit plans (“OPEBs”) for its eligible employees.  The Company recognized total income of $0.7 million in 2013 and total periodic benefit cost of $2.2 million and $2.8 million in 2012 and 2011, respectively, for all qualified and non-qualified pension and OPEBs plans.  A portion of the costs for 2011 were allocated to the Company by NTELOS, when its employees were participating in similar plans sponsored by NTELOS.  Effective December 31, 2012, the Company froze the accumulation of benefits under the Pension Plan and the supplemental executive retirement plan.  As such, no further benefits will be accrued by plan participants for services rendered after that date under either of these plans.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2013, 2012 and 2011 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Change in benefit obligations:
Benefit obligations, beginning of period	$64,511	$64,061	$60,181	$12,874	$12,511	$12,157
Service cost	-	2,043	312	91	78	12
Interest cost	2,432	2,698	451	485	525	91
Actuarial (gain) loss	(7,199)	5,942	3,528	26	201	318
Benefits paid, net	(2,756)	(2,475)	(411)	(676)	(441)	(67)
Curtailment gain	-	(8,519)	-	-	-	-
Transfer	221	761	-	-	-	-
Benefit obligations, end of period	57,209	64,511	64,061	12,800	12,874	12,511

Change in plan assets:
Fair value of plan assets, beginning of period	51,675	45,109	45,531	-	-	-
Actual return on plan assets	8,897	6,610	(11)	-	-	-
Employer contributions	-	2,000	-	676	441	67
Benefits paid	(2,812)	(2,492)	(411)	(676)	(441)	(67)
Transfer	87	448	-	-	-	-
Fair value of plan assets, end of period	57,847	51,675	45,109	-	-	-

Funded status:
Non-current asset	(638)	-	-	-	-	-
Current liabilities	-	-	-	671	553	603
Non-current liabilities	-	12,836	18,952	12,129	12,321	11,908
Funded status recognized in the consolidated balance sheets	$(638)	$12,836	$18,952	$12,800	$12,874	$12,511

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	(3,711)	(16,778)	(23,630)	(1,211)	(1,480)	(1,279)
Income taxes	1,444	6,527	9,192	471	576	498
Net amount recognized in accumulated other comprehensive loss	$(2,267)	$(10,251)	$(14,438)	$(740)	$(904)	$(781)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2013 and 2012 was $57.2 million and $64.5 million, respectively.  The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date.  The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.  The projected benefit obligation is equal to the accumulated benefit obligation as of December 31, 2013 and 2012 since the Pension Plan was frozen effective as of December 31, 2012.

The total amounts reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the years ended December 31, 2013 and 2012 were $1.0 million and $1.5 million, respectively, and the amount reclassified for the period November 1, 2011 through December 31, 2011 was $0.2 million.  Amortization of actuarial losses is included in selling, general and administrative expenses on the consolidated statements of operations.

The following table provides the components of net periodic (benefit) expense for the plans for the years ended December 31, 2013 and 2012 and the period November 1, 2011 to December 31, 2011:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Components of net periodic (benefit) expense:
Service cost	$-	$2,043	$312	$91	$78	$12
Interest cost	2,432	2,698	451	485	525	91
Expected return on plan assets	(3,901)	(3,517)	(571)	-	-	-
Amortization of loss	918	1,481	197	28	-	-
Net periodic (benefit) expense	$(551)	$2,705	$389	$604	$603	$103

Actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2013 and 2012 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Discount rate	4.70%	3.85%	4.70%	3.85%
Rate of compensation increase	N/A	3.00%	N/A	N/A

The assumptions used in the measurements of the Company’s net income or expense for the consolidated statement of operations for the years ended December 31, 2013 and 2012 and for the period November 1, 2011 through December 31, 2011 are as follows:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011	Year Ended December 31, 2013	Year Ended December 31, 2012	November 1, 2011 to December 31, 2011
Discount rate	3.85%	4.30%	4.60%	3.85%	4.30%	4.60%
Expected return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	3.00%	3.00%	N/A	N/A	N/A

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

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 for the obligation as of December 31, 2013.  The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2017 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a  $0.1 million increase and a $1.7 million increase, respectively, for a 1% increase in medical trend rate and a  $0.1 million decrease and a $1.4 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset return at December 31, 2013 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category and the fair value by asset category as of December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	December 31, 2013		December 31, 2012
Asset Category	Actual Allocation	Fair Value	Actual Allocation	Fair Value
Large Cap Value	23%	$13,202	32%	$16,395
Large Cap Blend	11%	6,558	16%	8,169
Mid Cap Blend	6%	3,559	6%	3,149
Small Cap Blend	4%	2,384	4%	2,134
Foreign Stock - Large Cap	7%	4,069	7%	3,696
Bond	34%	19,559	32%	16,405
Cash and cash equivalents	15%	8,516	3%	1,727
Total	100%	$57,847	100%	$51,675

The actual and target allocation for plan assets is broadly defined and measured as follows:

	December 31, 2013		December 31, 2012
Asset Category	Actual Allocation	Target Allocation	Actual and Target Allocation
Equity securities	49%	50%	65%
Bond securities and cash equivalents	51%	50%	35%
Total	100%	100%	100%
It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities,  bonds and cash equivalents (and fair value is based on quoted market prices (Level 1 input within the fair value hierarchy previously defined)).  The allocation between equity and bonds is reset quarterly to the target allocations.  Updates to the allocation are considered in the normal course and changes may be made when appropriate.  The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2013.  At December 31, 2013, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company did not contribute to the Pension Plan in 2013 and does not expect to contribute to the Pension Plan in 2014.  The Company contributed $2.0 million to the Pension Plan in 2012.  The Company expects the net periodic (benefit) expense for the Pension Plan and the other postretirement benefit plans in 2014 to be ($1.8 million) and $0.7 million, respectively.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands) Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2014	$2,838	$671
2015	2,894	667
2016	2,927	680
2017	2,981	690
2018	3,004	700
2019-2023	16,168	3,618

Other Benefit Plans

The Company also has a supplemental executive retirement plan (“SERP”).  The Company froze the SERP effective December 31, 2012.  As such, no further benefits will be accrued by plan participants for services rendered and the accumulated benefit obligation is equivalent to the projected benefit obligation for periods ending after that date.  In connection with freezing the plan, a curtailment gain of $0.2 million was recorded at December 31, 2012 as an offset to unrecognized actuarial losses in accumulated other comprehensive income.

The projected benefit obligation was $4.3 million and $4.8 million as of December 31, 2013 and 2012, respectively.  The projected benefit obligation and the accumulated benefit obligation associated with this plan at December 31, 2011 were $4.3 million and $2.5 million, respectively.  The Company recognized $0.3 million of expense from previously unrecognized loss related to the supplemental executive retirement plan during each of the years ended December 31, 2013 and 2012 and $0.2 million for the period November 1, 2011 through December 31, 2011, all of which is included in selling, general and administrative expenses in the consolidated statements of operations.  The total amount of unrecognized actuarial losses recognized in accumulated other comprehensive income at December 31, 2013 and 2012 related to this plan was $1.1 million, net of income taxes of $0.7 million, and $1.5 million, net of income taxes of $1.0 million, respectively.

The estimated future benefit payments are expected to be $0.2 million annually for each of the years 2014 through 2018 and $1.3 million in aggregate for the years 2019 through 2023.

The Company also has certain other nonqualified defined benefit pension plans assumed from a prior merger.  The projected benefit obligation related to these plans at December 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively, with expected future payments of $0.1 million in 2014 and $0.1 million or less thereafter.  These nonqualified plans have no plan assets and are also closed to new participants.

The Company also sponsors a defined contribution 401(k) plan.  The Company’s matching contributions to this plan were  $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company funds its 401(k) matching contributions in shares of the Company’s common stock.

Note 12. Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan.  The Company recognized a total of $3.0 million in restructuring costs in 2012 related to these initiatives, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million.  The Plan was substantially completed as of December 31, 2012.  The Company incurred costs of less than $0.1 million in 2013 associated with this plan and does not expect to incur any additional costs.

A  liability for restructuring charges in the amount of $2.7 million was included in the Company’s consolidated balance sheet as of December 31, 2012, related to employee termination costs and lease termination costs accrued but not yet paid.  Below is a roll-forward of the liability for restructuring charges from 2011 to 2013:

(In thousands)	Employee Severance and Termination Benefits	Lease Termination Costs	Total
Beginning balance at December 31, 2011	$-	$-	$-
Additions	2,387	594	2,981
Payments	-	(290)	(290)
Ending balance at December 31, 2012	$2,387	$304	$2,691
Additions	10	40	50
Payments	(2,397)	(344)	(2,741)
Ending balance at December 31, 2013	$-	$-	$-

Note 13.  Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $2.9 million, $3.5 million and $3.8 million, respectively.  The total amount committed under these lease agreements at December 31, 2013 is:  $0.8 million in 2014, $0.8 million in 2015, $0.7 million in 2016, $0.7 million in 2017, $0.6 million in 2018 and $1.4 million for the years thereafter.

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

The Company has other purchase commitments relating to capital expenditures totaling $6.1 million as of December 31, 2013, which are expected to be satisfied during 2014.

Separation and Other Agreements with NTELOS

The Company entered into a series of agreements with NTELOS that were intended to govern the relationship between the Company and NTELOS following the Business Separation, and within such agreements, the companies are required to indemnify each other regarding certain matters.  These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement.  During the years ended December 31, 2013, 2012 and 2011, the net expense to the Company related to the transition services agreement was $0.1 million, $1.5 million and $0.4 million, respectively.  See Note 14 regarding related party transactions with NTELOS.

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

The amount of interest expense charged to the Company from NTELOS for borrowings accumulated through shared banking and treasury services for the period January 1, 2011 through October 31, 2011 was $9.5 million, which is included in interest expense on the consolidated statement of operations for that period.

Total general and administrative expenses allocated to the Company were $7.3 million, included in its consolidated statements of operations for the period January 1, 2011 through October 31, 2011, inclusive of certain corporate expenses which had not previously been allocated.

Total equity-based compensation expense related to all of the share-based awards granted to employees of Lumos Networks and allocated from NTELOS Inc. and NTELOS Inc.’s 401(k) matching contributions for employees of Lumos Networks totaled $2.4 million for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended.  Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework (1992).  Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2013, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is attached hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited Lumos Networks Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lumos Networks Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumos Networks Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumos Networks Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 7, 2014

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2014 to be filed with the Commission pursuant to Regulation 14A.

We have adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act.  A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at http://ir.lumosnetworks.com.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2011 Equity and Cash Incentive Plan	2,265,638	$12.19	355,776
Employee Stock Purchase Plan	-	-	78,655
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	2,265,638	$12.19	434,431

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

(1)  Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed in Item 8 hereof.

(2)  Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended December 31, 2013.

Schedules other than the one listed above are omitted either because they are not required or they are inapplicable.

(3)  Exhibits

The exhibits on the accompanying Exhibits Index below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.
3.2(2)	Amended and Restated Bylaws of Lumos Networks Corp.
4.1(3)	Form of Common Stock Certificate of Lumos Networks Corp.
4.2(4)	Shareholders Agreement, dated as of October 31, 2011, by and between Lumos Networks Corp. and the shareholders listed on the signature pages thereto
10.1(5)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan (Amended as of February 27, 2013)
10.2(6)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan
10.3(7)

Credit Agreement, dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.4*

First Amendment, dated as of October 8, 2013, to the Credit Agreement dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.5(8)	Employment Agreement, dated September 19, 2011, between Harold L. Covert and Lumos Networks Operating Company and Lumos Networks Corp.
10.6(9)	Agreement with Michael B. Moneymaker dated April 30, 2012
10.7(10)	Employment Agreement, dated as of August 30, 2012, between Timothy G. Biltz and Lumos Networks Operating Company
10.8(10)	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.9(10)	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.10(10)	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.11(10)	Employment Agreement, dated as of August 30, 2012, between David J. Keller and Lumos Networks Operating Company
10.12(10)	Employment Agreement, dated as of August 30, 2012, between Mary McDermott and Lumos Networks Operating Company
10.13(13)	Form of Stock Option Award Letter (Service-based)
10.14(13)	Form of Stock Option Award Letter (Performance-based)
10.15(13)	Form of Restricted Stock Award Letter (Service-based)
10.16(13)	Form of Restricted Stock Award Letter (Performance-based)
10.17(11)	Stock Option Award for James A. Hyde
10.18(11)	Restricted Stock Award for James A. Hyde
10.19(12)	Employment Agreement, dated as of May 29, 2012, between Joseph E. McCourt and Lumos Networks Operating Company
21.1*	Subsidiaries of Lumos Networks Corp.
23.1*	Report and Consent of KPMG LLP
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Harold L. Covert, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed by NTELOS Holdings Corp. on November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(3)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(4)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed August 9, 2011.
(5)	Filed as appendix to Proxy Statement on Schedule 14A filed on March 12, 2013.
(6)	Filed as an exhibit to Registration Statement on Form S-8 filed on October 31, 2011.
(7)	Filed as an exhibit to Form 8-K filed on April 30, 2013.
(8)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed October 17, 2011.
(9)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 2, 2012.
(10)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 1, 2012.
(11)	Filed as an exhibit to Annual Report on Form 10-K filed March 23, 2012.
(12)	Filed as an exhibit to Annual Report on Form 10-K filed March 8, 2013.
(13)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 3, 2013.

Schedule II – Valuation and Qualifying Accounts

Lumos Networks Corp.

		Additions
(In thousands) Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2013:
Allowance for doubtful accounts	$1,822	$249	$346	$(932)	$1,485

Year Ended December 31, 2012:
Allowance for doubtful accounts	$2,822	$523	$368	$(1,891)	$1,822

Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,117	$316	$821	$(432)	$2,822

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ Timothy G. Biltz	President and Chief Executive Officer, Director	March 7, 2014
Timothy G. Biltz	(principal executive officer)

/s/ Harold L. Covert	Executive Vice President, Chief Financial Officer and Treasurer	March 7, 2014
Harold L. Covert	(principal financial officer)

/s/ Johan G. Broekhuysen	Vice President, Chief Accounting Officer	March 7, 2014
Johan G. Broekhuysen	(principal accounting officer)

/s/ Steven G. Felsher	Director	March 7, 2014
Steven G. Felsher

/s/ Robert E. Guth	Director	March 7, 2014
Robert E. Guth

/s/ Michael Huber	Director	March 7, 2014
Michael Huber

/s/ James A. Hyde	Director	March 7, 2014
James A. Hyde

/s/ Julia B. North	Director	March 7, 2014
Julia B. North

/s/ Michael K. Robinson	Director	March 7, 2014
Michael K. Robinson

/s/ Jerry E. Vaughn	Director	March 7, 2014
Jerry E. Vaughn