Form 10-Q
period 2014-03-31
Lumos Networks Corp.
filed 2014-05-07
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 22,194,436 shares of the registrant’s common stock outstanding as of the close of business on May 2, 2014.

LUMOS NETWORKS CORP.
2014 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	March 31, 2014	December 31, 2013
Assets

Current Assets
Cash and cash equivalents	$13,017	$14,114
Marketable securities	37,543	38,480
Restricted cash	4,324	4,324
Accounts receivable, net of allowance of $1,183 ($1,485 in 2013)	22,015	22,917
Other receivables	629	1,588
Income tax receivable	979	1,116
Prepaid expenses and other	4,110	3,960
Deferred income taxes	6,520	7,289
Total Current Assets	89,137	93,788

Securities and Investments	713	699

Property, Plant and Equipment
Land and buildings	19,640	19,561
Network plant and equipment	481,700	474,010
Furniture, fixtures and other equipment	35,891	34,549
Total in service	537,231	528,120
Under construction	31,780	25,889

	569,011	554,009
Less accumulated depreciation and amortization	183,650	175,286

Total Property, Plant and Equipment, net	385,361	378,723

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $83,894 ($81,600 in 2013)	22,777	25,071
Deferred charges and other assets	7,821	7,722
Total Other Assets	130,895	133,090

Total Assets	$606,106	$606,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2014	December 31, 2013
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$8,014	$6,688
Accounts payable	9,716	13,076
Dividends payable	3,104	3,091
Advance billings and customer deposits	13,542	13,502
Accrued compensation	1,004	2,185
Accrued operating taxes	4,844	4,375
Other accrued liabilities	4,736	3,992
Total Current Liabilities	44,960	46,909

Long-term Liabilities
Long-term debt, excluding current portion	371,237	373,290
Retirement benefits	16,747	16,848
Deferred income taxes	81,008	79,087
Other long-term liabilities	2,751	2,832
Income tax payable	357	328
Total Long-term Liabilities	472,100	472,385

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,221 shares issued and 22,187 shares outstanding (22,158 shares issued and 22,109 shares outstanding in 2013)	222	222
Additional paid-in capital	138,919	138,166
Treasury stock, 34 shares at cost (49 shares in 2013)	(151)	(404)
Accumulated deficit	(46,620)	(47,578)
Accumulated other comprehensive loss, net of tax	(4,019)	(4,073)
Total Lumos Networks Corp. Stockholders' Equity	88,351	86,333
Noncontrolling Interests	695	673

Total Equity	89,046	87,006

Total Liabilities and Equity	$606,106	$606,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013

Operating Revenues	$50,090	$52,534

Operating Expenses
Network access costs	10,714	11,154
Selling, general and administrative	17,932	18,020
Depreciation and amortization	10,659	9,563
Accretion of asset retirement obligations	27	31
Restructuring charges	-	40
Total Operating Expenses, net	39,332	38,808
Operating Income	10,758	13,726

Other Income (Expenses)
Interest expense	(3,974)	(3,128)
Gain on interest rate swap derivatives	109	187
Other income, net	180	25
Total Other Expenses, net	(3,685)	(2,916)
Income Before Income Taxes	7,073	10,810

Income Tax Expense	2,978	4,332

Net Income	4,095	6,478

Net Income Attributable to Noncontrolling Interests	(33)	(69)

Net Income Attributable to Lumos Networks Corp.	$4,062	$6,409

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic and diluted	$0.18	$0.30

Cash Dividends Declared per Share - Common Stock	$0.14	$0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net Income	$4,095	$6,478

Other Comprehensive Income, Net of Tax:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $25 and $120 of income taxes for the three months ended March 31, 2014 and 2013, respectively (see Note 2)	39	189
Unrealized gain on available-for-sale securities, net of $10 of income taxes for the three months ended March 31, 2014	15	-

Other Comprehensive Income, Net of Tax	54	189

Total Comprehensive Income	4,149	6,667

Less: Comprehensive Income Attributable to Noncontrolling Interests	(33)	(69)

Comprehensive Income Attributable to Lumos Networks Corp.	$4,116	$6,598

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$4,095	$6,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,364	7,107
Amortization	2,295	2,456
Accretion of asset retirement obligations	27	31
Deferred income taxes	2,803	3,768
Gain on interest rate swap derivatives	(109)	(187)
Equity-based compensation expense	834	1,025
Amortization of debt issuance costs	371	208
Retirement benefits, net of cash contributions and distributions	(475)	(80)
Excess tax benefits from share-based compensation	(148)	(78)
Other	135	(20)
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	902	(823)
Decrease in other current assets	613	923
Changes in income taxes	166	547
Decrease in accounts payable	(1,258)	(2,908)
Increase in other current liabilities	1,152	130
Net Cash Provided by Operating Activities	19,767	18,577

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(18,117)	(15,032)
Broadband network expansion funded by stimulus grant	196	(31)
Purchases of available-for-sale marketable securities	(7,003)	-
Proceeds from sale or maturity of available-for-sale marketable securities	7,804	-
Net Cash Used in Investing Activities	(17,120)	(15,063)

Cash Flows from Financing Activities:
Principal payments on senior secured term loans	(688)	(1,875)
Borrowings from revolving credit facility	-	3,000
Principal payments on revolving credit facility	-	(1,523)
Cash dividends paid on common stock	(3,091)	(3,013)
Principal payments under capital lease obligations	(112)	(113)
Proceeds from stock option exercises and employee stock purchase plan	20	20
Excess tax benefits from share-based compensation	148	78
Other	(21)	(88)
Net Cash Used in Financing Activities	(3,744)	(3,514)
Decrease in cash and cash equivalents	(1,097)	-
Cash and Cash Equivalents:
Beginning of Period	14,114	2

End of Period	$13,017	$2

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

Note 2.  Summary of Significant Accounting Policies

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March  31, 2014 and 2013 contain all adjustments  necessary to present fairly in all material respects the financial position as of March 31, 2014, and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates this determination at the end of each reporting period.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost.  Debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of March 31, 2014 and December 31, 2013.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company did not receive any cash reimbursements during the three months ended March  31, 2014.  As of March 31, 2014, the Company had a $0.4 million receivable for the reimbursable portion of the qualified recoverable expenditures and the Company’s pledged account balance was $4.3 million. The escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended March 31, 2014 and 2013 was $0.2 million and less than $0.1 million, respectively.  The Company’s allowance for doubtful accounts was $1.2 million and $1.5 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2013 to March 31, 2014:

		Additions
(In thousands)	December 31, 2013	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2014
Allowance for doubtful accounts	$1,485	$179	$(12)	$(469)	$1,183

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  The Company believes that no impairment indicators exist as of March 31, 2014 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At March  31, 2014 and December 31, 2013, other intangibles were comprised of the following:

		March 31, 2014		December 31, 2013
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	3 to 15 yrs	$103,153	$(81,654)	$103,153	$(79,399)
Trademarks	0.5 to 15 yrs	3,518	(2,240)	3,518	(2,201)
Total		$106,671	$(83,894)	$106,671	$(81,600)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March  31, 2014.  Amortization expense for the three months ended March  31, 2014 and 2013 was $2.3 million and $2.5 million, respectively.

Amortization expense for the remainder of 2014 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks	Total
Remainder of 2014	$6,774	$119	$6,893
2015	4,648	159	4,807
2016	2,416	159	2,575
2017	2,097	159	2,256
2018	1,785	159	1,944
2019	1,517	148	1,665

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

The Company first considers whether to take a qualitative approach in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC Topic 350.  If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or if the Company elects to bypass the qualitative test for a specific period, the two-step process is used to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a combination of a discounted cash flow model and a market approach that includes the use of comparable multiples of publicly traded companies with comparable service offerings.    The Company believes there have been no events or circumstances to cause management to evaluate the carrying amount of goodwill during the three months ended March  31, 2014.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (the “Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  The Company froze the Pension Plan effective December 31, 2012. As such, no further benefits are being accrued by participants for services rendered beyond that date.

For the three months ended March  31, 2014 and 2013, the components of the Company’s net periodic benefit cost for the Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$-	$-
Interest cost	656	608
Expected return on plan assets	(1,093)	(975)
Amortization of loss	-	229
Net periodic benefit cost	$(437)	$(138)

Pension plan assets were valued at $58.0 million and $57.8 million at March  31, 2014 and December 31, 2013, respectively.  No funding contributions were made in the three months ended March 31, 2014, and the Company does not expect to make a funding contribution during the remainder of 2014.

The Company also provides certain health care and life insurance benefits for retired employees that meet eligibility requirements through two qualified nonpension postretirement benefit plans (the “Other Postretirement Benefit Plans”). For the three months ended March  31, 2014 and 2013, the components of the Company’s net periodic benefit cost for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$13	$23
Interest cost	147	121
Amortization of loss	8	7
Net periodic benefit cost	$168	$151

The Company recognized expense for certain nonqualified pension plans for each of the three months ended March  31, 2014 and 2013 of  $0.1 million and less than $0.1 million of this expense for each period relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the Pension and Other Postretirement Benefit Plans for the three months ended March  31, 2014 and 2013 was $0.1 million and $0.3 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statement of income for the respective periods.

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

The fair value of common stock options granted with service-only conditions is estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The fair value of restricted stock awards granted with service-only conditions is estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted by the Company contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  The grant date fair value of these options and restricted shares is adjusted to reflect the probability of the achievement of the market condition based on management’s best estimate using a  Monte Carlo model (see Note 10).  The Company initially recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  The Company accelerates expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $0.8 million and $1.0 million for the three months ended March  31, 2014 and 2013, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at March 31, 2014 for the remainder of 2014 and for the years 2015 through 2019 are estimated to be $2.3 million, $2.5 million, $1.3 million, $0.6 million, $0.1 million and less than $0.1 million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 was effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. The Company’s adoption of this ASU in the first quarter of 2014 did not have a material impact on its condensed consolidated balance sheet as of March 31, 2014.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of March 31, 2014 and December 31, 2013 are summarized below.

(In thousands)	March 31, 2014	December 31, 2013
Cash equivalents:
Money market mutual funds	$1,047	$267
Corporate debt securities	-	1,106
Total cash equivalents	1,047	1,373
Marketable securities:
Certificates of deposit	1,000	2,000
Commercial paper	4,247	5,246
Debt securities issued by U.S. Government agencies	6,450	8,483
Municipal bonds	500	500
Corporate debt securities	25,346	22,251
Total marketable securities, available-for-sale	37,543	38,480

Total cash equivalents and marketable securities	$38,590	$39,853

At March 31, 2014 and December 31, 2013, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of March 31, 2014:

(In thousands)	Total
Due in one year or less	$24,740
Due after one year through two years	12,803
Total debt securities	$37,543

The Company received total proceeds of $7.8 million from the sale or maturity of available-for-sale marketable securities during the three months ended March 31, 2014.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains on available-for-sale securities were less than $0.1 million for the three months ended March 31, 2014.  Unrealized holding gains are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

Note 4.  Disclosures About Segments of an Enterprise and Related Information

The Company’s operating segments generally align with its major product and service offerings and coincide with the way that the Company’s chief operating decision makers measure performance and allocate resources.  The Company’s chief operating decision makers are its Chief Executive Officer and its Chief Financial Officer (collectively, the “CODMs”).  In

2013, the Company had three reportable operating segments: strategic data, legacy voice and access.  In January 2014, the Company completed a business reorganization to further focus on the carrier and enterprise business markets while maintaining its commitment to residential and small business customers.  Accordingly, the Company has revised its reportable segments to reflect the way the CODMs are managing the business and measuring performance under the new organizational structure. The Company’s current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.  A general description of the products and services offered and the customers served by each of these segments is as follows:

•

Data:  This segment includes the Company’s enterprise data, transport, and FTTC product and service groups.  These businesses primarily serve enterprise and carrier customers utilizing the Company’s network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.

•

R&SB:  This segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding voice over IP (“VoIP”) which are typically provided to enterprise customers and are included in the Company’s data segment) and the following IP services products: broadband XL, DSL, integrated access and video.  These products are sold to residential and small business customers on the Company’s network and within the Company’s footprint.  This segment also provides carrier customers access to our network in our competitive markets.

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table, including restated segment results for the three months ended March 31, 2013 based on the restructuring of the Company’s operating segments in the first quarter of 2014:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2014:
Operating revenues	$26,137	$18,647	$5,306	$-	$50,090
Network access costs	4,174	6,540	-	-	10,714
Network operating and selling costs	5,922	4,115	326	-	10,363
Other general and administrative expenses	3,324	2,448	674	1,123	7,569
Adjusted EBITDA(1)	12,717	5,544	4,306	-	22,567
Capital expenditures	11,337	2,388	-	4,392	18,117

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2013:
Operating revenues	$25,369	$21,057	$6,108	$-	$52,534
Network access costs	4,031	7,123	-	-	11,154
Network operating and selling costs	5,006	4,574	461	-	10,041
Other general and administrative expenses	3,208	2,663	773	1,335	7,979
Adjusted EBITDA(1)	13,124	6,697	4,874	-	24,695
Capital expenditures	10,336	1,565	169	2,962	15,032

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

The Company’s CODMs do not currently review total assets by segment since the majority of the assets are shared by the segments and centrally-managed.    However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segments product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the operating segments.

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating income	$10,758	$13,726
Depreciation and amortization and accretion
of asset retirement obligations	10,686	9,594
Sub-total:	21,444	23,320
Amortization of actuarial losses	64	310
Equity-based compensation	834	1,025
Restructuring charges	-	40
Employee separation charges	225	-
Adjusted EBITDA	$22,567	$24,695

Two of the Company’s carrier customers individually accounted for approximately 10% of the Company’s total revenues for the three months ended March 31, 2014 and individually accounted for 8% and 10% of revenues for the three months ended March 31, 2013.  Revenues from these carrier customers were derived primarily from network access and fiber to the cell site services.

Note 5.  Long-Term Debt

As of March  31, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Credit facility	$372,938	$373,625
Capital lease obligations	6,313	6,353
Long-term debt	379,251	379,978
Less: current portion of long-term debt	8,014	6,688
Long-term debt, excluding current portion	$371,237	$373,290

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of March 31, 2014,  no borrowings were outstanding under the Revolver.

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

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.50:1.00 for 2014, 4.25:1.00 for 2015 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At March 31, 2014, the Company’s leverage ratio was 4.02:1.00 and its interest coverage ratio was 6.80:1.00.  The Company was in compliance with its debt covenants as of March 31, 2014.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  Based on the excess cash flow calculation for the year ended December 31, 2013, the distributable amount was increased by $12 million on January 1, 2014.  The distributable amount as of March 31, 2014 was $14.8 million.

In accordance with the terms of the Credit Facility, the Company entered into interest rate swap agreements with a combined notional amount of 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5% for certain agreements entered into in 2012 and 0.8% for certain agreements entered into in 2013.    The combined notional amount under the swap agreements was $186.5 million at March 31, 2014.    The Company recognized a gain on interest rate swap derivatives of $0.1 million and $0.2 million for the three months ended March  31, 2014 and 2013, respectively.

Total unamortized debt issuance costs associated with the Credit Facility were $6.3 million and $6.6 million as of March  31, 2014 and December 31, 2013, respectively, which amounts are included in deferred charges and other assets on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs was $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statement of income as an offset to interest expense.  The Patronage credits were $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $4.6 million in the remainder of 2014, $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017, $80.2 million in 2018 and $259.9 million thereafter.  The Revolver under the Credit Facility, under which no borrowings are outstanding as of March 31, 2014, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the three months ended March  31, 2014 was 4.32%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At March  31, 2014, the carrying value and accumulated amortization of the related assets were $3.3 million and $1.8 million, respectively.  The Company also has a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which is classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of March  31, 2014, the carrying value and accumulated depreciation of the related asset were $5.9 million and $0.9 million, respectively.  As of March  31, 2014, the combined total net present value of the Company’s future minimum lease payments is $6.3 million and the principal portion of these capital lease obligations is due as follows:  $1.3 million in the remainder of 2014, $2.4 million in 2015, $2.3 million in 2016, $0.2 million in 2017 and $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the three months ended March  31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$2,723	$2,296
Income taxes	31	17
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	3,151	2,128
Obligations incurred under capital leases	36	478
Dividends declared on common stock not paid	3,104	3,058

Cash payments for interest for the three months ended March  31, 2014 and 2013 in the table above are net of $0.9 million and $0.7 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.1 million and less than $0.1 million for the three months ended March  31, 2014 and 2013, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives and the Credit Facility (including the current portion) as of March 31, 2014 and December 31, 2013.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at March 31, 2014 and December 31, 2013.  Marketable securities and interest rate swap derivatives are recorded in the condensed consolidated balance sheets at fair value (see Notes 3 and 5).

The following tables present the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$1,047	$-	$-	$1,047
Total cash equivalents	1,047	-	-	1,047
Marketable securities:
Certificates of deposit	-	1,000	-	1,000
Commercial paper	-	4,247	-	4,247
Debt securities issued by U.S. Government agencies	-	6,450	-	6,450
Municipal bonds	-	500	-	500
Corporate debt securities	-	25,346	-	25,346
Total marketable securities	-	37,543	-	37,543
Total financial assets	$1,047	$37,543	$-	$38,590

Financial Liabilities:
Interest rate swap derivatives	$-	$1,048	$-	$1,048
Total financial liabilities	$-	$1,048	$-	$1,048

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$267	$-	$-	$267
Corporate debt securities	-	1,106	-	1,106
Total cash equivalents	267	1,106	-	1,373
Marketable securities:
Certificates of deposit	-	2,000	-	2,000
Commercial paper	-	5,246	-	5,246
Debt securities issued by U.S. Government agencies	-	8,483	-	8,483
Municipal bonds	-	500	-	500
Corporate debt securities	-	22,251	-	22,251
Total marketable securities	-	38,480	-	38,480
Total financial assets	$267	$39,586	$-	$39,853

Financial Liabilities:
Interest rate swap derivatives	$-	$1,157	$-	$1,157
Total financial liabilities	$-	$1,157	$-	$1,157

The fair value of certificates of deposits and corporate, municipal and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, we classify these fair value measurements as Level 2 within the fair value hierarchy.  The fair value of interest rate derivatives were derived based on bid prices obtained from the administrative agents as of the measurement date.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$372,938	$374,934	$373,625	$366,955
Capital lease obligations	6,313	6,313	6,353	6,353

The fair value of the Credit Facility was estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $0.7 million as of March 31, 2014 and 2013, of which $0.6 million represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the three months ended March  31, 2014:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$86,333	$673	$87,006
Net income attributable to
Lumos Networks Corp.						4,062		4,062		4,062
Other comprehensive income,
net of tax							54	54		54
Equity-based compensation expense				624				624		624
Excess tax benefits from share-based
compensation				148				148		148
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits)	63	(15)	-	(19)	253			234		234
Cash dividends declared ($0.14
per share)						(3,104)		(3,104)		(3,104)
Net income attributable to
noncontrolling interests								-	22	22
Balance, March 31, 2014	22,221	34	$222	$138,919	$(151)	$(46,620)	$(4,019)	$88,351	$695	$89,046

On May 6, 2014, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on July 10, 2014 to stockholders of record on June 12, 2014.

Note 9.  Earnings per Share

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

The computations of basic and diluted earnings per share for the three months ended March  31, 2014 and 2013 are detailed in the following table.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Numerator:
Net income attributable to Lumos Networks Corp.	$4,062	$6,409
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(97)	(137)
Numerator for basic and diluted earnings per common share	3,965	6,272

Denominator:
Weighted average basic shares outstanding	22,149	21,186
Less: weighted average participating securities and nonvested performance-based restricted shares	(548)	(498)
Denominator for basic earnings per common share	21,601	20,688
Plus: potentially dilutive restricted shares and stock options	476	46
Denominator for diluted earnings per common share	22,077	20,734

Basic and diluted earnings per share	$0.18	$0.30

For the three months ended March  31, 2014 and 2013, the denominator for diluted earnings per common share excludes 232,482 shares and 1,597,777 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.

Note 10.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of March 31, 2014, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 4,000,000 and 233,048 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 65,375 stock options and 79,590 shares of restricted stock under the Equity and Cash Incentive Plan during the three months ended March  31, 2014.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors. Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

Dividend rights applicable to restricted stock with service-only vesting conditions are equivalent to the Company’s common stock.  Restricted stock awards that vest based on achievement of a market condition are not eligible for dividends during the vesting period unless the Compensation Committee determines otherwise.

Stock options must be granted under the Equity and Cash Incentive Plan at not less than 100% of fair value on the date of grant and have a maximum life of ten years from the date of grant.  Options and other awards under the Equity and Cash Incentive Plan may be exercised in compliance with such requirements as determined by a committee of the board of directors.  Substantially all stock options outstanding were issued at a strike price equal to or greater than the fair value on the date of grant.

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

The summary of the activity and status of the Company’s stock options for the three months ended March 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2013	2,266	$12.19
Granted during the period	65	17.90
Exercised during the period	-	-
Forfeited during the period	(3)	11.31
Expired during the period	-	-
Stock options outstanding at March 31, 2014	2,328	$12.35	7.5 years	$4,365

Stock options exercisable at March 31, 2014	1,365	$12.64	6.7 years	$2,147
Total stock options outstanding, vested and expected to vest at March 31, 2014	2,237	$12.39		$4,120

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2014 was $8.18.  The total fair value of options that vested during the three months ended March  31, 2014 was $0.3 million.  As of March  31, 2014, there was $2.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The summary of the activity and status of the Company’s restricted stock for the three months ended March 31, 2014, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2013	560	$11.93
Granted during the period	80	16.48
Vested during the period	(72)	12.03
Forfeited during the period	(20)	11.65
Restricted stock outstanding at March 31, 2014	548	$12.59

As of March 31, 2014, there was $4.5 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the three months ended March 31, 2014, 1,265 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material in the three months ended March 31, 2014.

Note 11.  Income Taxes

Income tax expense for the three months ended March  31, 2014 and 2013 was $3.0 million and $4.3 million, respectively,  which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation.

At March 31, 2014, the Company had federal net operating losses (“NOLs”) of $12.3 million, net of adjustments for unrecognized income tax benefits, and state NOLs of $16.9 million.  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, tax years 2010 and thereafter remain open and subject to federal and state audit examinations.

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

The Company has purchase commitments relating to capital expenditures totaling $3.0 million as of March  31, 2014, which are expected to be satisfied during the remainder of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following sections provide an overview of our business strategy, our financial condition and results of operations and highlight key trends and uncertainties in our business and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Any statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements.    See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Lumos Networks is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 7,460 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) monetize our approximately 7,460 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 70% to 80% of our data revenue from on-net traffic; (iii) proactively manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services; (iv) continue to provide high quality customer service and a compelling value proposition; (v) renew focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; and (vii) execute our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers (“CODMs”) measure performance and allocate resources.  In 2013, we had three reportable operating segments: strategic data, legacy voice and access.  In January 2014, we completed a business reorganization to further focus on the carrier and enterprise business markets while maintaining our commitment to residential and small business customers. Accordingly, we have revised our reportable segments to reflect the way our CODMs are managing the business and measuring performance under the new organizational structure. Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 52.2%  and 48.3%  of our total revenue for the three months ended March  31, 2014 and 2013, respectively.  Revenue for our data segment increased 3.0% for the three months ended March  31, 2014, as compared to the respective period in 2013.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these products and services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These products and services, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products and services.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our data segment depends on our ability to effectively allocate capital and implement our “edge out” expansion plans in a timely manner, attract new customers, manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services, maintain and enhance our network and respond to competition from other data service providers in existing and new markets.

The 3.0% growth in our data segment revenues in 2014 was achieved primarily through increases in customer bandwidth demand, as reflected in the addition of 228 fiber to the cell sites.  Our sales force is focused on taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, connecting our enterprise customers to data centers, selling into the “edge out” markets and improving penetration in existing markets.  We had fiber deployed to 608 cell towers at December 31, 2013 and we added an additional 25 cell towers in the first quarter for a total of 633 fiber to the cell sites as of March 31, 2014.  Our FTTC revenue increased $1.8 million, or 66.3%, for the three months ended March 31, 2014 as compared to the same period in 2013.  The FTTC revenue growth was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade to newer products to improve efficiency.  As we make further progress with implementing our “edge out” strategy in 2014, which includes extending and upgrading our fiber optic network in the Richmond, VA and Western PA markets, we believe that the effect of churn in  our transport product lines will be more than offset by revenue from new enterprise customers, FTTC contracts and inter-carrier connectivity.

Our R&SB segment provided 37.2% and 40.1% of revenue for the three months ended March 31, 2014 and 2013, respectively.  This segment includes legacy voice and IP services products targeted to our residential and small business customers. Revenue declined 11.4% for the first three months of 2014 as compared to 2013 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue for this segment to continue to decline at an annual rate of approximately 10% to 15%.

Our RLEC access segment provided 10.6% and 11.6% of revenue for the three months ended March 31, 2014 and 2013, respectively.  This business requires limited incremental capital to maintain the underlying assets, and delivers reasonably predictable cash flows.  Revenue declined 13.1% for the three months ended March 31, 2014 as compared to the same period in 2013.  This decline is primarily the expected result of regulatory actions taken to reduce intra-state tariffs and access line loss.  We anticipate further access revenue declines as a result of actions taken by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Our total revenues from RLEC access services were $5.3 million and $6.1 million for the three months ended March 31, 2014 and 2013, respectively.  Of these amounts, $4.2 million and $4.0 million, respectively, were derived from cost recovery mechanisms including the USF and the CAF.

Our operating income margins were 21.5%  and 26.1% for the three months ended March 31, 2014 and 2013, respectively.  The year-over-year decrease in our operating income margin for the comparative three-month periods was primarily due to a decline in operating revenues combined with additional depreciation expense resulting from our capital investments in our network and business systems.  Our Adjusted EBITDA margins, as defined below, were 45.1% and  47.0% for the three months ended March 31, 2014 and 2013, respectively.  The decrease in our Adjusted EBITDA margin from the first three months of 2013 compared to the first three months of 2014 was primarily due to an overall year-over-year decline in revenue.

Operating Revenues

Our revenues are generated from the following segments:

•	Data, which includes the following products: enterprise data (metro Ethernet, dedicated internet, VoIP, and private line), transport, and FTTC;
•

R&SB, which includes legacy voice products (local lines, PRI, long distance, toll and directory services and other voice services) and IP services (integrated access, DSL, broadband XL and IP-based video). This segment also includes revenues from switched access and reciprocal compensation services provided to other carriers in our competitive markets.

•	RLEC access, which primarily includes switched access provided to other carriers in our RLEC markets.

Operating Expenses

Our operating expenses are incurred from the following categories:

•

Network access costs, including usage-based access charges, long distance and other direct costs incurred in accessing other telecommunications providers’ networks in order to provide telecommunication services to our end-user customers and leased facility expenses for connection to other carriers;

•

Selling, general and administrative expenses, including network operating and selling costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and amortization of actuarial losses related to retirement plans;

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

Note 4,  Disclosures About Segments of an Enterprise and Related Information, of the Notes to Unaudited Condensed Consolidated Financial Statements provides a reconciliation of Adjusted EBITDA to Operating Income on a consolidated basis.

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

Results of Operations

Three months ended March  31, 2014 compared to three months ended March  31, 2013

Operating revenues decreased $2.4 million, or 4.7%, from the three months ended March 31, 2013 to the three months ended March  31, 2014 due to an aggregate decrease of $3.2 million in R&SB and RLEC access revenues, partially offset by a  $0.8 million increase in data revenues.  For the three months ended March  31, 2014,  data revenues represented 52.2% of our total revenue, compared to 48.3% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $3.0 million from the three months ended March  31, 2013 to the three months ended March 31, 2014 due to the $2.4 million decrease in operating revenues combined with a $0.5 million increase in operating expenses primarily due to additional depreciation expense resulting from capital investment in our network and business systems partially offset by declines in network access costs and selling, general and administrative expenses.  The remaining fluctuations in operating expenses in the three months ended March 31, 2014 compared to the same period in 2013 are described in the “Operating Expenses” section below.

Adjusted EBITDA was $22.6 million and $24.7 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in Adjusted EBITDA for the three months ended March 31, 2014 compared to the same period in 2013 is primarily attributable to the decrease in operating revenues, as described above and in further detail below.

Net income attributable to Lumos Networks decreased $2.3 million from the three months ended March  31, 2013 to the three months ended March 31, 2014.  Reflected in these results was a  $3.0 million decrease in operating income and a $0.8 million increase in interest expense,  partially offset by gain on interest rate derivatives of $0.1 million and a $1.4 million decrease in income taxes.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Dollars in thousands	2014	2013	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$10,586	$10,500	$86	0.8%
Transport	11,129	12,210	(1,081)	(8.9)%
FTTC	4,422	2,659	1,763	66.3%
Total Data	26,137	25,369	768	3.0%
R&SB:
Legacy voice	12,942	14,821	(1,879)	(12.7)%
IP services	4,204	4,356	(152)	(3.5)%
CLEC access	1,501	1,880	(379)	(20.2)%
Total R&SB	18,647	21,057	(2,410)	(11.4)%
RLEC access	5,306	6,108	(802)	(13.1)%
Total operating revenues	$50,090	$52,534	$(2,444)	(4.7)%

•

Data.    Data revenues for the three months ended March 31, 2014 increased $0.8 million, or 3.0%, over the comparative period in 2013 due to increased customer bandwidth demand primarily through connections to wireless cell sites, partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues were $10.6 million and $10.5 million for the three months ended March 31, 2014 and 2013, respectively.   Revenue from our metro Ethernet product increased  $0.5 million, or 11.8%, year-over-year and we increased our on-net buildings from 1,235 at March 31, 2013 to 1,387 at March 31, 2014.  The growth in metro Ethernet product revenues was offset by declines in private line and other enterprise data products primarily as a result of customer churn on these product lines due primarily to upgrades to Ethernet products and competition from cable operators in our markets.

o

Transport –The approximate 8.9%  decrease in transport revenue from the comparative three-month period in the prior year is attributable to network grooming activities by carriers as time division multiplexing technology (“TDM”) is replaced by Ethernet.

o

FTTC – The 66.3% year-over-year growth in FTTC revenues from $2.7 million for the three months ended March 31, 2013 to $4.4 million for the three months ended March 31, 2014, resulted from the 56% increase in our fiber connections to wireless cell sites, from 405 at March 31, 2013 to 633 at March 31, 2014.

•

R&SB.   Revenue from residential and small business products declined 11.4% for the three months ended March 31, 2014 as compared to the respective period in 2013.  These declines  were primarily driven by decrease in revenue from legacy voice products, which can be attributed to the continuing churn from the commoditization of legacy voice products, the increasing use of wireless devices, our shift in focus to voice over IP (which is primarily sold to enterprise customers and included in data segment revenues) and competition from cable operators in our markets.  As of March 31, 2014, we operated approximately 28,381 RLEC telephone access lines and 92,440 competitive voice lines, compared to approximately 30,643 and 105,695  as of March 31, 2013, respectively.  This represents a 7.4% year-over-year decline in RLEC telephone access lines and a 12.5% year-over-year decline in competitive voice lines.  Growth in more advanced products within our IP services product group such as Broadband XL and video was more than offset by declines in revenue from legacy DSL products.

•

RLEC Access.    The 13.1% decline in RLEC access revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014 is primarily due to a net 7.4% year-over-year decrease in RLEC telephone access lines and rate reductions based on actions from regulatory authorities, partially offset by the impact of certain cost recovery programs, as described in the overview section above.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Dollars in thousands	2014	2013	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$10,714	$11,154	$(440)	(3.9)%
Selling, general and administrative expenses	17,932	18,020	(88)	(0.5)%
Depreciation and amortization	10,659	9,563	1,096	11.5%
Accretion of asset retirement obligations	27	31	(4)	(12.9)%
Restructuring charges	-	40	(40)	(100.0)%
Total operating expenses	$39,332	$38,808	$524	1.4%

Network Access Costs.  Network access costs decreased $0.4 million, or 3.9%, from the three months ended March  31, 2013 primarily attributable to network grooming and the overall decrease in voice access lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2014 were materially consistent with those incurred in the same period in 2013.

Depreciation and Amortization.  Depreciation and amortization increased  $1.1 million, or 11.5%, for the three months ended March 31, 2014 from the same period in the prior year due to a $1.3 million increase in depreciation costs partially offset by a  decrease in amortization expense of $0.2 million.  The increase in depreciation costs is directly attributable to capital additions primarily related to investment in our network including fiber to the cell site installations.  The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated pattern of benefit.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Interest expense	$(3,974)	$(3,128)	$(846)	27.0%
Gain on interest rate swap derivatives	109	187	(78)	(41.7)%
Other income, net	180	25	155	N/M
Total other expenses, net	$(3,685)	$(2,916)	$(769)	26.4%
Income tax expense	$2,978	$4,332	$(1,354)	(31.3)%

N/M - not meaningful

Interest Expense.  Interest expense for the three months ended March 31, 2014 and 2013 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs.  The year-over-year increase in interest expense of $0.8 million is attributable to the debt refinancing on April 30, 2013, which resulted in a higher outstanding principal balance (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

Gain on Interest Rate Swap Derivatives.  The Company recognized gains on interest rate swap derivatives of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  These gains are reflective of mark-to-market adjustments to record the asset or liability associated with the interest rate swap derivatives at fair value on the condensed consolidated balances sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other income of $0.2 million for the three months ended March 31, 2014 primarily consists of interest income earned on marketable securities during the period.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2014 and 2013 was $3.0 million and $4.3 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible expenses for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation.  The decrease in income tax expense was primarily due to the decrease in income before taxes, partially offset by an increase in our effective tax rate from 40.1% to 42.1% primarily due to projected state tax rate changes.

At March 31, 2014, we had unused federal net operating losses (“NOLs”) of approximately $12.3 million, net of adjustments for unrecognized income tax benefits, and unused state NOLs of approximately $16.9 million.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 to 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, our cash flows from operations totaled approximately $19.8 million and $18.6 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  A portion of our cash on hand has been generated from debt financing activities for the primary purpose of funding investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations, may be used to repay debt obligations or fund capital expenditures.

As of March 31, 2014, we had $472.1 million in aggregate long-term liabilities, consisting of $366.4 million in borrowings under our Credit Facility ($372.9 million including the current portion), $4.8 million in capital lease obligations and $100.9 million in other long-term liabilities, inclusive of deferred income tax liabilities of $81.0 million, pension and other postretirement obligations of $16.8 million and other long-term liabilities of $3.1 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of March 31, 2014.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items as set for in the credit agreement governing the Credit Facility (the “Credit Agreement”).  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount was increased by $12 million on January 1, 2014.  The distributable amount as of March 31, 2014 was $14.8 million.

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

As of March 31, 2014, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at March 31, 2014
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	4.02	Not more than 4.50
Minimum interest coverage ratio	6.80	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the consolidated balance sheet as of March 31, 2014.  As of March 31, 2014, the combined total net present value of the Company’s future minimum lease payments was $6.3 million.

The following table presents a summary of our cash flow activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$19,767	$18,577
Net cash used in investing activities	(17,120)	(15,063)
Net cash used in financing activities	(3,744)	(3,514)
Decrease in cash and cash equivalents	$(1,097)	$-

Operating. The increase in cash flows from operations is due to favorable changes in working capital largely due to timing of payments to vendors and employees and cash collections from customers partially offset by a decrease in Adjusted EBITDA of $2.1 million and increase in cash interest payments of $0.4 million.

Investing.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures of $3.1 million, partially offset by proceeds from sale or maturity of marketable securities in excess of purchases of $0.8 million.  Capital expenditures for the three months ended March 31, 2014 were comprised of (i) $12.3 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $1.4 million for network maintenance, and (iii) $4.4 million for information technology and facility related projects and increases in inventory.

We currently expect capital expenditures for fiscal year 2014 to be approximately $75 million.  We expect these capital expenditures to primarily be spent on enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through March 31, 2014, we have constructed a network of approximately 7,460 route miles.  Approximately 40% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 60% of our network under IRU agreements.  During 2014, we also expect to allocate a portion of our capital resources to provide essential network facility upgrades and fiber-to-the-home deployments for our residential and small business segment and to fund internal business system upgrades and enhancements.

Financing.  The net cash used by financing activities for the three months ended March 31, 2014 and 2013 was primarily for repayment of principal on the Credit Facility (net of borrowings on the Revolver for 2013) and payments under capital lease obligations totaling $0.8 million and $0.5 million for the respective periods combined with dividend payments of approximately $3.1 million and $3.0 million, respectively.

As of March 31, 2014, we had approximately $13.0 million in cash and cash equivalents and approximately $37.5 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  We also have $4.3 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant. As of March 31, 2014 we had working capital (current assets minus current liabilities) of approximately $44.2 million.  We expect that the cash we generate from operations combined with our cash on hand and borrowing capacity under our undrawn revolving line of credit will be sufficient to satisfy our working capital requirements, capital expenditures, dividend payments and debt service requirements for the foreseeable future.  However,  if our assumptions prove incorrect or if there are other factors that negatively affect our cash position, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we make acquisitions, we may need to seek additional sources of funds through refinancing or other means.  There is no assurance that we could obtain such additional financing on favorable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital.

As discussed previously in this Management’s Discussion and Analysis, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect America Fund (“CAF”) payments to us.

We paid $3.1 million in cash dividends to our common stockholders during the three months ended March 31, 2014.   On May 6, 2014, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, to be paid on July 10, 2014 to stockholders of record on June 12, 2014.  After considering the cost to service our long-term debt as well as fund the anticipated level of capital expenditures and fund other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend.  However, all decisions regarding the declaration and payment of dividends will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements and restrictions under the Credit Agreement, applicable law and other factors our board deems relevant.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 was effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. Our adoption of this ASU in the first quarter of 2014 did not have a material impact on our condensed consolidated balance sheet as of March 31, 2014.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: rapid development and intense competition in the telecommunications and high speed data transport industry; our ability to offset expected revenue declines in legacy voice and access products related to the recent regulatory actions, wireless substitution, technology changes and other factors; our ability to effectively allocate capital and implement  our “edge-out” expansion plans in a timely manner; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility; our cash and capital requirements; declining prices for our services; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other SEC filings, including our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million Credit Facility on April 30, 2013.  As of March 31, 2014, $372.9 million was outstanding under our Credit Facility.  As of March 31, 2014, we had a leverage ratio of 4.02:1.00 and an interest coverage ratio 6.80:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $6.3 million as of March 31, 2014.

Under the terms of our 2013 Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our term loans (approximately $187 million at March 31, 2014).  We entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  A portion of the interest rate swap agreements were terminated in connection with the debt refinancing.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At March 31, 2014, our financial assets in the consolidated balance sheet included unrestricted cash and cash equivalents of approximately $13.0 million, which is comprised of deposits in non-interest bearing accounts with financial institutions of $12.0 million, deposits in money market mutual funds of $1.0 million, and marketable securities of $37.5 million, substantially all of which are short-term fixed income securities.  Other non-current securities and investments totaled $0.7 million at March 31, 2014.

As of March 31, 2014, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, certificates of deposit, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at March 31, 2014, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$372,938	$374,934	$380,114	$369,854
Capital lease obligations	$6,313	$6,313	$6,382	$6,337

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March  31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 18) in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended March 31, 2014, the Company repurchased 1,444 shares of Company stock for $14.52 per share in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants in February 2014 for settlement of tax withholding obligations.

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Agreement with Harold L. Covert dated March 21, 2014
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Interim Chief Financial Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Interim Chief Financial Officer, Chief Accounting Officer and Corporate Controller
(principal financial officer and principal accounting officer)