Form 10-Q
period 2014-09-30
Lumos Networks Corp.
filed 2014-11-07
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

There were 22,472,350 shares of the registrant’s common stock outstanding as of the close of business on November 3, 2014.

LUMOS NETWORKS CORP.
2014 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	September 30, 2014	December 31, 2013
Assets

Current Assets
Cash and cash equivalents	$18,271	$14,114
Marketable securities	18,251	38,480
Restricted cash	4,208	4,324
Accounts receivable, net of allowance of $1,498 ($1,485 in 2013)	23,909	22,917
Other receivables	387	1,588
Income tax receivable	433	1,116
Prepaid expenses and other	4,466	3,960
Deferred income taxes	748	7,289
Total Current Assets	70,673	93,788

Securities and Investments	849	699

Property, Plant and Equipment
Land and buildings	19,682	19,561
Network plant and equipment	502,155	474,010
Furniture, fixtures and other equipment	44,653	34,549
Total in service	566,490	528,120
Under construction	53,823	25,889

	620,313	554,009
Less accumulated depreciation and amortization	201,207	175,286

Total Property, Plant and Equipment, net	419,106	378,723

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $87,789 ($81,600 in 2013)	18,181	25,071
Deferred charges and other assets	8,021	7,722
Total Other Assets	126,499	133,090

Total Assets	$617,127	$606,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2014	December 31, 2013
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$10,315	$6,688
Accounts payable	20,571	13,076
Dividends payable	3,134	3,091
Advance billings and customer deposits	14,078	13,502
Accrued compensation	1,108	2,185
Accrued operating taxes	4,293	4,375
Other accrued liabilities	3,232	3,992
Total Current Liabilities	56,731	46,909

Long-term Liabilities
Long-term debt, excluding current portion	365,161	373,290
Retirement benefits	6,095	16,848
Deferred income taxes	84,923	79,087
Other long-term liabilities	2,489	2,832
Income tax payable	103	328
Total Long-term Liabilities	458,771	472,385

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,449 shares issued and 22,413 shares outstanding (22,158 shares issued and 22,109 shares outstanding in 2013)	224	222
Additional paid-in capital	142,784	138,166
Treasury stock, 36 shares at cost (49 shares in 2013)	(42)	(404)
Accumulated deficit	(38,829)	(47,578)
Accumulated other comprehensive loss, net of tax	(3,243)	(4,073)
Total Lumos Networks Corp. Stockholders' Equity	100,894	86,333
Noncontrolling Interests	731	673

Total Equity	101,625	87,006

Total Liabilities and Equity	$617,127	$606,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Operating Revenues	$50,516	$51,627	$150,771	$156,472

Operating Expenses
Network access costs	10,250	10,342	31,154	31,997
Selling, general and administrative	8,545	21,731	44,964	58,647
Depreciation and amortization	11,272	11,169	33,141	31,528
Accretion of asset retirement obligations	38	31	95	95
Restructuring charges	-	10	-	50
Total Operating Expenses	30,105	43,283	109,354	122,317
Operating Income	20,411	8,344	41,417	34,155

Other Income (Expenses)
Interest expense	(3,969)	(3,841)	(11,755)	(10,375)
Gain (loss) on interest rate swap derivatives	302	(564)	395	(110)
Other income (expenses), net	179	78	529	(804)
Total Other Expenses, net	(3,488)	(4,327)	(10,831)	(11,289)
Income Before Income Taxes	16,923	4,017	30,586	22,866

Income Tax Expense	6,713	1,464	12,402	9,037

Net Income	10,210	2,553	18,184	13,829

Net Income Attributable to Noncontrolling Interests	(3)	(16)	(69)	(121)

Net Income Attributable to Lumos Networks Corp.	$10,207	$2,537	$18,115	$13,708

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic	$0.46	$0.12	$0.81	$0.63
Earnings per share - diluted	$0.45	$0.11	$0.80	$0.62

Cash Dividends Declared per Share - Common Stock	$0.14	$0.14	$0.42	$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net Income	$10,210	$2,553	$18,184	$13,829

Other Comprehensive Income, Net of Tax:
Adjustment to unrecognized loss due to curtailment of postretirement medical plan benefits, net of $462 of income taxes for the three and nine months ended September 30, 2014	726	-	726	-
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $25 and $120 of income taxes for the three months ended September 30, 2014 and 2013, respectively, and $75 and $361 of income taxes for the nine months ended September 30, 2014 and 2013, respectively (see Note 2)	39	189	117	567
Unrealized holding loss on available-for-sale marketable securities, net of $8 and $7 of income taxes for the three and nine months ended September 30, 2014, respectively	(15)	-	(13)	-

Other Comprehensive Income, Net of Tax	750	189	830	567

Total Comprehensive Income	10,960	2,742	19,014	14,396

Less: Comprehensive Income Attributable to Noncontrolling Interests	(3)	(16)	(69)	(121)

Comprehensive Income Attributable to Lumos Networks Corp.	$10,957	$2,726	$18,945	$14,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$18,184	$13,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,251	24,160
Amortization	6,890	7,368
Accretion of asset retirement obligations	95	95
Deferred income taxes	12,045	9,006
(Gain) loss on interest rate swap derivatives	(395)	110
Equity-based compensation expense	3,109	5,536
Amortization of debt issuance costs	1,102	907
Write off of unamortized debt issuance costs	-	890
Retirement benefits, net of cash contributions and distributions	(11,352)	(289)
Excess tax benefits from share-based compensation	(201)	(622)
Other	206	(172)
Changes in assets and liabilities from operations:
Increase in accounts receivable	(992)	(1,158)
Decrease in other current assets	1,220	826
Changes in income taxes	298	(931)
Increase (decrease) in accounts payable	4,323	(6,051)
(Decrease) increase in other current liabilities	(230)	791
Net Cash Provided by Operating Activities	60,553	54,295

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(64,151)	(45,721)
Broadband network expansion funded by stimulus grant	(284)	(29)
Purchases of available-for-sale marketable securities	(17,010)	-
Proceeds from sale or maturity of available-for-sale marketable securities	36,856	-
Change in restricted cash	116	979
Cash reimbursement received from broadband stimulus grant	116	979
Other	106	-
Net Cash Used in Investing Activities	(44,251)	(43,792)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	-	375,000
Payment of debt issuance costs	-	(4,872)
Principal payments on senior secured term loans	(3,313)	(308,188)
Borrowings from revolving credit facility	-	15,000
Principal payments on revolving credit facility	-	(18,521)
Termination payments of interest rate swap derivatives	-	(858)
Cash dividends paid on common stock	(9,323)	(9,133)
Principal payments under capital lease obligations	(1,312)	(1,337)
Proceeds from stock option exercises and employee stock purchase plan	1,668	349
Excess tax benefits from share-based compensation	201	622
Other	(66)	(495)
Net Cash (Used in) Provided by Financing Activities	(12,145)	47,567
Increase in cash and cash equivalents	4,157	58,070
Cash and Cash Equivalents:
Beginning of Period	14,114	2

End of Period	$18,271	$58,072

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and three and nine months ended September 30, 2013 contain all adjustments necessary to present fairly in all material respects the financial position as of September 30, 2014, and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates this determination at the end of each reporting period.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost.  Debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of September 30, 2014 and December 31, 2013.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company received $0.1 million in cash reimbursements during the nine months ended September 30, 2014.  As of September 30, 2014, the Company had a $0.8 million receivable for the reimbursable portion of the qualified recoverable expenditures, and the Company’s pledged account balance was $4.2 million. The escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company maintains an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively, and bad debt expense for the nine months ended September 30, 2014 and 2013 was $0.7 million and $0.2 million, respectively.  The Company’s allowance for doubtful accounts was $1.5 million as of September 30, 2014 and December 31, 2013.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2013 to September 30, 2014:

		Additions
(In thousands)	December 31, 2013	Charged to Expense	Charged to Other Accounts	Deductions	September 30, 2014
Allowance for doubtful accounts	$1,485	$729	$(97)	$(619)	$1,498

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.  Management believes that no impairment indicators exist as of September 30, 2014 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At September 30, 2014 and December 31, 2013, other intangibles were comprised of the following:

		September 30, 2014		December 31, 2013
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	5 to 15 yrs	$103,108	$(86,151)	$103,153	$(79,399)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,638)	3,518	(2,201)
Total		$105,970	$(87,789)	$106,671	$(81,600)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2014.  Amortization expense for the three months ended September 30, 2014 and 2013 was $2.3 million and $2.5 million, respectively, and amortization expense for the nine months ended September 30, 2014 and 2013 was $6.9 million and $7.4 million, respectively.

Amortization expense for the remainder of 2014 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2014	$2,256	$41	$2,297
2015	4,644	163	4,807
2016	2,412	163	2,575
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    Management believes there have been no events or circumstances to cause the Company to evaluate the carrying amount of goodwill during the nine months ended September 30, 2014.

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

For the three and nine months ended September 30, 2014 and 2013, the components of the Company’s net periodic benefit income for the Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	656	608	1,968	1,824
Expected return on plan assets	(1,093)	(975)	(3,279)	(2,926)
Amortization of loss	-	229	-	689
Net periodic benefit income	$(437)	$(138)	$(1,311)	$(413)

Pension plan assets were valued at $57.6 million and $57.8 million at September 30, 2014 and December 31, 2013, respectively.  No funding contributions were made in the nine months ended September 30, 2014, and the Company does not expect to make a funding contribution during the remainder of 2014.

The Company also provides certain health care and life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  In July 2014, the Company notified participants that medical benefits under the Other Postretirement Benefit Plans will be discontinued effective December 31, 2014.  Eligible retirees will receive partial compensation for settlement of accrued benefits through a series of supplemental pension payments.  As a result, the Company recognized a curtailment gain of $10.2 million in the third quarter of 2014, which was calculated as the decrease in the accumulated benefit obligation resulting from the termination of the medical portion of the Other Postretirement Benefit Plans less unrecognized losses in accumulated other comprehensive loss and less the estimated cost of the benefit obligation to be transferred to the Pension Plan in the form of supplemental benefit payments on December 31, 2014.  The estimated cost of the transferred benefit obligation is an estimate and subject to change until the the final actuarial determination is made on December 31, 2014, the effective date of the transfer.  The Company does not expect any resulting change in estimate to have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2014.

For the three and nine months ended September 30, 2014 and 2013, the components of the Company’s net periodic benefit cost (income) for its Other Postretirement Benefit Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$13	$23	$38	$68
Interest cost	147	121	441	364
Amortization of loss	8	7	23	21
Curtailment gain recognized in net income	(10,207)	-	(10,207)	-
Net periodic benefit cost (income)	$(10,039)	$151	$(9,705)	$453

The Company recognized expense for certain nonqualified pension plans for each of the three months ended September 30, 2014 and 2013 of $0.1 million, and less than $0.1 million of this expense for each period relates to the amortization of actuarial loss.  Expense for nonqualified pension plans for the nine months ended September 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively, and $0.2 million of this expense for each period relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.3 million, respectively, and $0.2 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statements of income.

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

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $1.1 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at September 30, 2014 for the remainder of 2014 and for each of the years 2015 through 2019 are estimated to be $0.9 million, $3.0 million, $1.8 million, $0.9 million, $0.2 million and less than $0.1 million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 was effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. The Company’s adoption of this ASU in the first quarter of 2014 did not have a material impact on its condensed consolidated balance sheet as of September 30, 2014.

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

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of September 30, 2014 and December 31, 2013 are summarized below:

(In thousands)	September 30, 2014	December 31, 2013
Cash equivalents:
Money market mutual funds	$38	$267
Corporate debt securities	-	1,106
Total cash equivalents	38	1,373
Marketable securities:
Certificates of deposit	315	2,000
Commercial paper	499	5,246
Debt securities issued by U.S. Government agencies	2,491	8,483
Municipal bonds	354	500
Corporate debt securities	14,592	22,251
Total marketable securities, available-for-sale	18,251	38,480

Total cash equivalents and marketable securities	$18,289	$39,853

At September 30, 2014 and December 31, 2013, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of September 30, 2014:

(In thousands)	Total
Due in one year or less	$7,907
Due after one year through two years	10,344
Total debt securities	$18,251

The Company received total proceeds of $22.7 million and $36.9 million from the sale or maturity of available-for-sale marketable securities during the three and nine months ended September 30, 2014, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains on available-for-sale marketable securities were less than $0.1 million for each of the three and nine months ended September 30, 2014.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

Note 4.  Disclosures About Segments of an Enterprise and Related Information

The Company’s operating segments generally align with its major product and service offerings and coincide with the way that the Company’s chief operating decision makers measure performance and allocate resources.  The Company’s chief operating decision makers are its Chief Executive Officer and its Chief Financial Officer (collectively, the “CODMs”).  In 2013, the Company had three reportable operating segments: strategic data, legacy voice and access.  In January 2014, the Company completed a business reorganization to further focus on the carrier and enterprise business markets while maintaining its commitment to residential and small business customers.  Accordingly, the Company has revised its reportable segments to reflect the way the CODMs are managing the business and measuring performance under the new organizational structure. The Company’s current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.  A general description of the products and services offered and the customers served by each of these segments is as follows:

•

Data:  This segment includes the Company’s enterprise data (metro Ethernet, dedicated Internet, voice over IP (“VoIP”) and private line),  transport, and FTTC product and service groups.  These businesses primarily serve enterprise and carrier customers utilizing the Company’s network of long-haul fiber, metro Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.

•

R&SB:  This segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding VoIP which are typically provided to enterprise customers and are included in the Company’s data segment) and the following IP services products: fiber-to-the-premise broadband XL, DSL, integrated access and video.  These products are sold to residential and small business customers on the Company’s network and within the Company’s footprint.  This segment also provides carrier customers access to our network located in competitive markets.

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table, including restated segment results for the three and nine months ended September 30, 2013 based on the restructuring of the Company’s operating segments in the first quarter of 2014:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2014:
Operating revenues	$26,488	$17,668	$6,360	$-	$50,516
Network access costs	3,937	6,313	-	-	10,250
Network operating and selling costs	6,408	4,745	388	-	11,541
Other general and administrative expenses	3,159	2,107	758	(9,020)	(2,996)
Adjusted EBITDA(1)	12,984	4,503	5,214	10,207	32,908
Capital expenditures	19,387	2,244	-	5,232	26,863

For the nine months ended September 30, 2014:
Operating revenues	$79,332	$54,605	$16,834	$-	$150,771
Network access costs	12,030	19,124	-	-	31,154
Network operating and selling costs	18,091	13,162	1,081	-	32,334
Other general and administrative expenses	10,115	7,042	2,135	(6,662)	12,630
Adjusted EBITDA(1)	39,096	15,277	13,618	10,207	78,198
Capital expenditures	44,181	7,231	-	12,739	64,151

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2013:
Operating revenues	$26,094	$20,055	$5,478	$-	$51,627
Network access costs	3,886	6,456	-	-	10,342
Network operating and selling costs	5,779	5,286	417	-	11,482
Other general and administrative expenses	3,416	2,623	718	3,492	10,249
Adjusted EBITDA(1)	13,013	5,690	4,343	-	23,046
Capital expenditures	13,003	1,283	783	3,928	18,997

For the nine months ended September 30, 2013:
Operating revenues	$77,169	61,565	17,738	-	$156,472
Network access costs	11,796	20,201	-	-	31,997
Network operating and selling costs	16,024	14,763	1,416	-	32,203
Other general and administrative expenses	9,857	7,858	2,265	6,464	26,444
Adjusted EBITDA(1)	39,492	18,743	14,057	-	72,292
Capital expenditures	33,337	4,384	1,406	6,594	45,721

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

The Company’s CODMs do not currently review total assets by segment since the majority of the assets are shared by the segments and centrally-managed.    However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segments product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the operating segments.  The Company did not allocate the curtailment gain of $10.2 million to the segments and this amount is included in corporate unallocated charges for the three and nine month periods ended September 30, 2014 in the table above.

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Operating income	$20,411	$8,344	$41,417	$34,155
Depreciation and amortization and accretion
of asset retirement obligations	11,310	11,200	33,236	31,623
Sub-total:	31,721	19,544	74,653	65,778
Amortization of actuarial losses	64	309	192	928
Equity-based compensation	1,123	3,183	3,109	5,536
Restructuring charges	-	10	-	50
Employee separation charges	-	-	244	-
Adjusted EBITDA	$32,908	$23,046	$78,198	$72,292

One of the Company’s carrier customers individually accounted for 10%  of the Company’s total revenues for the three and nine months ended September 30, 2014 and individually accounted for 9% and 10% of the Company’s total revenues for the three and nine months ended September 30, 2013, respectively.  Revenues from this carrier customer were derived primarily from network access, data transport and fiber to the cell site services.

Note 5.  Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Credit Facility	$370,312	$373,625
Capital lease obligations	5,164	6,353
Long-term debt	375,476	379,978
Less: current portion of long-term debt	10,315	6,688
Long-term debt, excluding current portion	$365,161	$373,290

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of September 30, 2014,  no borrowings were outstanding under the Revolver.

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

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.50:1.00 for 2014, 4.25:1.00 for 2015 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At September 30, 2014, the Company’s leverage ratio was 3.67:1.00 and its interest coverage ratio was 7.06:1.00.  The Company was in compliance with its debt covenants as of September 30, 2014.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of September 30, 2014 was $8.5 million.

In accordance with the terms of the Credit Facility, the Company entered into interest rate swap agreements with a combined notional amount of 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5% for certain agreements entered into in 2012 and 0.8% for certain agreements entered into in 2013.    The combined notional amount under the swap agreements was $185.2 million at September 30, 2014.  The Company recognized a gain on interest rate swap derivatives of $0.3 million for the three months ended September 30, 2014 and a loss of $0.6 million for the three months ended September 30,  2013.  The Company recognized a gain on interest rate swap derivatives of $0.4 million for the nine months ended September 30, 2014 and a loss of $0.1 million for the nine months ended September 30, 2013.

Total unamortized debt issuance costs associated with the Credit Facility were $5.5 million and $6.6 million as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in deferred charges and other assets on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs was $0.4 million for each of the three months ended September 30, 2014 and 2013, and $1.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of income as an offset to interest expense.  The Patronage credits were $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $1.9 million in the remainder of 2014, $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017, $80.3 million in 2018 and $259.9 million thereafter.  The Revolver under the Credit Facility, under which no borrowings are outstanding as of September 30, 2014, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the nine months ended September 30, 2014 was 4.16%.

On October 24, 2014, the Company received commitments from financial institutions to obtain a senior secured incremental term loan facility of up to $30.0 million (“Term Loan C”).  Subject to customary closing conditions, Term Loan C will be established as an incremental term loan under the Company’s existing Credit Agreement and governed by materially similar terms and conditions with revisions to certain key covenants.  Term Loan C will mature in 2019 with quarterly payments of 1% per annum. The Company expects to close on Term Loan C on or about January 31, 2015 at which time the proposed covenant adjustments will become effective. The Company will use the proceeds from Term Loan C to fund new FTTC projects.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At September 30, 2014, the carrying value and accumulated amortization of the related assets were $3.1 million and $1.9 million, respectively.  The Company also has a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which is classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of September 30, 2014, the carrying value and accumulated depreciation of the related assets were $5.9 million and $1.5 million, respectively.  As of September 30, 2014, the combined total net present value of the Company’s future minimum lease payments is $5.2 million and the principal portion of these capital lease obligations is due as follows:  $0.2 million in the remainder of 2014, $2.4 million in 2015, $2.3 million in 2016, $0.2 million in 2017 and $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash payments for:
Interest (net of amounts capitalized)	$9,619	$9,611
Income taxes	141	977
Cash receipts for:
Income tax refunds	216	16
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	1,917	4,283
Obligations incurred under capital leases	87	6,510
Dividends declared on common stock not paid	3,134	3,080

Cash payments for interest for the nine months ended September 30, 2014 and September 30, 2013 in the table above are net of $0.9 million and $0.7 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.2 million and less than $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives and the Credit Facility (including the current portion) as of September 30, 2014 and December 31, 2013.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at September 30, 2014 and December 31, 2013.  Marketable securities and interest rate swap derivatives are recorded in the condensed consolidated balance sheets at fair value (see Notes 3 and 5).

The following tables present the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014			Total Fair Value
(In thousands)	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market mutual funds	$38	$-	$-	$38
Total cash equivalents	38	-	-	38
Marketable securities:
Certificates of deposit	-	315	-	315
Commercial paper	-	499	-	499
Debt securities issued by U.S. Government agencies	-	2,491	-	2,491
Municipal bonds	-	354	-	354
Corporate debt securities	-	14,592	-	14,592
Total marketable securities	-	18,251	-	18,251
Total financial assets	$38	$18,251	$-	$18,289

Financial Liabilities:
Interest rate swap derivatives	$-	$762	$-	$762
Total financial liabilities	$-	$762	$-	$762

	Fair Value Measurements at December 31, 2013			Total Fair Value
(In thousands)	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Money market mutual funds	$267	$-	$-	$267
Corporate debt securities	-	1,106	-	1,106
Total cash equivalents	267	1,106	-	1,373
Marketable securities:
Certificates of deposit	-	2,000	-	2,000
Commercial paper	-	5,246	-	5,246
Debt securities issued by U.S. Government agencies	-	8,483	-	8,483
Municipal bonds	-	500	-	500
Corporate debt securities	-	22,251	-	22,251
Total marketable securities	-	38,480	-	38,480
Total financial assets	$267	$39,586	$-	$39,853

Financial Liabilities:
Interest rate swap derivatives	$-	$1,157	$-	$1,157
Total financial liabilities	$-	$1,157	$-	$1,157

The fair value of certificates of deposits and corporate, municipal and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, the Company classifies these fair value measurements as Level 2 within the fair value hierarchy.  The fair value of interest rate derivatives were derived based on bid prices obtained from the administrative agents as of the measurement date.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$370,312	$378,296	$373,625	$366,955
Capital lease obligations	5,164	5,164	6,353	6,353

The fair value of the Credit Facility was estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $0.8 million as of September 30, 2014 and $0.7 million as of December 31, 2013, respectively, of which $0.7 million and $0.6 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2014:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$86,333	$673	$87,006
Net income attributable to
Lumos Networks Corp.						18,115		18,115		18,115
Other comprehensive income,
net of tax							830	830		830
Equity-based compensation expense				2,397				2,397		2,397
Excess tax benefits from share-based
compensation				200				200		200
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits)	139	(13)	2	407	362			772		772
Stock option exercises	152			1,614				1,614		1,614
Cash dividends declared ($0.42
per share)						(9,366)		(9,366)		(9,366)
Net income attributable to
noncontrolling interests								-	58	58
Balance, September 30, 2014	22,449	36	$224	$142,784	$(42)	$(38,829)	$(3,243)	$100,894	$731	$101,625

On October 29, 2014, the Company’s board of directors declared a quarterly dividend on its common stock in the amount of $0.14 per share, which is to be paid on January 8, 2015 to stockholders of record on December  11, 2014.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 are detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income attributable to Lumos Networks Corp.	$10,207	$2,537	$18,115	$13,708
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(261)	(64)	(446)	(320)
Numerator for basic and diluted earnings per common share	9,946	2,473	17,669	13,388

Denominator:
Weighted average basic shares outstanding	22,396	21,840	22,272	21,829
Less: weighted average participating securities and nonvested performance-based restricted shares	(593)	(507)	(569)	(577)
Denominator for basic earnings per common share	21,803	21,333	21,703	21,252
Plus: potentially dilutive restricted shares and stock options	312	501	339	233
Denominator for diluted earnings per common share	22,115	21,834	22,042	21,485

Earnings per share - basic	$0.46	$0.12	$0.81	$0.63

Earnings per share - diluted	$0.45	$0.11	$0.80	$0.62

For the three and nine months ended September 30, 2014, the denominator for diluted earnings per common share excludes 586,719 shares and 610,219 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.  For the three and nine months ended September 30, 2013, the denominator for diluted earnings per common share excludes 185,996 shares and 763,777 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.

Note 10.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The Equity and Cash Incentive Plan was amended in May 2014 to increase the share reserve by 1,500,000 common shares.  As of September 30, 2014, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000, and 1,700,184 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 185,296 stock options and 154,381 shares of restricted stock under the Equity and Cash Incentive Plan during the nine months ended September 30, 2014.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

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

The summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2013	2,266	$12.19
Granted during the period	185	15.46
Exercised during the period	(152)	12.74
Forfeited during the period	(123)	12.82
Expired during the period	(5)	15.91
Stock options outstanding at September 30, 2014	2,171	$12.38	6.4 years	$8,843

Stock options exercisable at September 30, 2014	1,293	$12.45	5.1 years	$5,180
Total stock options outstanding, vested and expected to vest at September 30, 2014	2,096	$12.41		$8,477

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2014 was $6.67.  The total fair value of options that vested during the nine months ended September 30, 2014 was $0.5 million.  As of September 30, 2014, there was $2.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The summary of the activity and status of the Company’s restricted stock for the nine months ended September 30, 2014, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2013	560	$11.93
Granted during the period	154	15.43
Vested during the period	(94)	11.74
Forfeited during the period	(56)	11.97
Restricted stock outstanding at September 30, 2014	564	$12.91

As of September 30, 2014, there was $4.1 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the nine months ended September 30, 2014, 4,087 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material for the nine months ended September 30, 2014.

Note 11.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2014 was $6.7 million and $12.4 million, respectively,  which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation.

At September 30, 2014, the Company had federal net operating losses (“NOLs”) of $2.1 million, net of adjustments for unrecognized income tax benefits.   The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, tax years 2010 and thereafter remain open and subject to federal and state audit examinations.

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

The Company has purchase commitments relating to capital projects totaling $6.0 million as of September 30, 2014, which are expected to be satisfied during the remainder of 2014.

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

Overview

Lumos Networks is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 7,645 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace.  Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) monetize our approximately 7,645 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 70% to 80% of our data revenue from on-net traffic; (iii) proactively manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services; (iv) continue to provide high quality customer service through customized care programs centered around the customer experience and a compelling value proposition; (v) renew focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; (vi) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market and our carrier end user strategy to broaden our distribution channel; and (vii) execute our success-based investment strategy to improve capital efficiency and expand margins.

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

Our data segment provided 52.4%  and 50.5%  of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and 52.6% and 49.3% for the nine months ended September 30, 2014 and 2013, respectively.    Revenue for our data segment increased 1.5% and 2.8% for the three and nine months ended September 30, 2014, as compared to the respective periods in 2013.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these products and services primarily to carrier customers and to enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These products and services, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products and services.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our data segment depends on our ability to effectively allocate capital and implement our “edge out” expansion plans in a timely manner, attract new customers and expand our relationships with existing customer, manage our churn by upgrading existing customers from legacy technologies to carrier Ethernet services, maintain and enhance our network and respond to competition from other data service providers in existing and new markets.

The 2.8%  year-over-year growth in our data segment revenues for 2014 was achieved primarily through increases in long-term contracts with large U.S. wireless carriers, as reflected in the addition of 168 fiber to the cell sites over the twelve month period ended September 30, 2014.  Our sales force is focused on taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, connecting our enterprise customers to data centers, maximizing the use of our carrier end user distribution channel, selling into our “edge out” markets and improving penetration in existing markets.  As of September 30, 2014, we had 708 cell towers and 1,456 buildings connected to our fiber network, including 28 data centers.  Our FTTC revenue increased $0.9 million, or 23.1%, for the three months ended September 30, 2014 and increased $4.5 million, or 46.0%, for the nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of the growth in connected towers.  The growth in FTTC revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to connect additional cell towers to our network and make further progress with implementing our “edge out” strategy in 2014, which includes extending and upgrading our fiber optic network in the Richmond, VA and Western PA markets, we believe that the effect of churn in  our transport product lines will be more than offset by revenues from long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 35.0% and 38.8% of revenue for the three months ended September 30, 2014 and 2013, respectively, and 36.2% and 39.3% of revenue for the respective nine-month periods.  This segment includes legacy voice and IP services products targeted to our residential and small business customers. Revenue declined approximately 11% for the first nine months of 2014 as compared to 2013 primarily due to the decline in revenues from legacy voice products and CLEC access.  This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue for this segment to continue to decline at an annual rate of approximately 10% to 15%.

Our RLEC access segment provided approximately 13%  and 11% of our revenues for the three and nine month periods ended September 30, 2014 as compared to approximately 11% for the both periods in 2013.  This business requires limited incremental capital to maintain the underlying assets, and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.    Our total revenues from RLEC access services were $6.4 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively.  In the third quarter of 2014, the Company revised its access revenue estimates for purposes of the CAF related to originating intra-state access charges and this revision resulted in an additional lump sum payment from the CAF and an increase in RLEC access revenues of $1.4 million for the three months ended September 30, 2014.  Excluding the impact of this, our revenues derived from cost recovery mechanisms including the USF and the CAF, were $4.6 million and $4.5 million for the three months ended September 30, 2014 and 2013, respectively.    Our total revenues from RLEC access services were $16.8 million and $17.7 million for the nine months ended September 30, 2014 and 2013, respectively.  Excluding the impact of the additional CAF related revenues recognized in the third quarter of 2014,  our revenues derived from cost recovery mechanisms including the USF and the CAF, were $12.9 million and $12.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Our operating income margins were 40.4%  and 16.2% for the three months ended September 30, 2014 and 2013, respectively, and 27.5% and 21.8% for the nine months ended September 30, 2014 and 2013, respectively.    Excluding a $10.2 million curtailment gain recognized in the third quarter of 2014 as a result of the discontinuance of certain postretirement medical benefits, our operating income margins were 20.2% and 20.7% for the three and nine months ended September 30, 2014, respectively.  The increase in our operating income margins for the third quarter was primarily due to lower selling, general and administrative expenses as compared to the same quarter in 2013, primarily resulting from a reduction in equity-based compensation expense.  The year-to-date decrease in our operating income margins was due to a decline in operating revenues combined with additional depreciation expense resulting from our capital investments in our fiber optic network and internal business systems, partially offset by operating cost reductions.    Our Adjusted EBITDA margins, as defined below, were 65.1% and 44.6% for the three months ended September 30, 2014 and 2013, respectively, and 51.9% and 46.2% for the respective nine month periods.  Excluding the aforementioned $10.2 million curtailment gain, our Adjusted EBITDA margins were 44.9% and 45.1% for the three and nine months ended September 30, 2014.

Operating Revenues

Our revenues are generated from the following segments:

•	Data, which includes the following products: enterprise data (metro Ethernet, dedicated internet, VoIP, and private line), transport, and FTTC;
•

R&SB, which includes legacy voice products (local lines, PRI, long distance, toll and directory services and other voice services) and IP services (integrated access, DSL, fiber-to-the-premise broadband XL and IP-based video). This segment also includes revenues from switched access and reciprocal compensation services provided to other carriers in our competitive markets; and

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

•

Selling, general and administrative expenses, including network operating and selling costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and amortization of actuarial losses and other gains or losses related to retirement plans;

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

Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Operating revenues decreased $1.1 million, or 2.2%, from the three months ended September 30, 2013 to the three months ended September 30, 2014 due to an aggregate decrease of $2.4 million in R&SB revenues, partially offset by increases in RLEC access revenues of $0.9 million and data revenues of $0.4 million.  For the three months ended September 30, 2014,  data revenues represented 52.4% of our total revenue, compared to 50.5% for the prior year comparative period.  Operating revenues decreased $5.7 million, or 3.6%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 due to an aggregate decrease in R&SB and RLEC access revenues of $7.9 million, partially offset by growth in data segment revenues of $2.2 million.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $12.1 million from the three months ended September 30, 2013 to the three months ended September 30, 2014 due primarily to the $10.2 million curtailment gain related to discontinuance of benefits under the postretirement medical plan referenced above and a $3.0 million decrease in other selling, general and administrative costs, partially offset by a decrease in operating revenues.  For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.  Operating income increased $7.3 million for the nine months ended September 30, 2014 as compared to the same period in the prior year primarily as a result of the aforementioned curtailment gain on the postretirement medical plan combined with a reduction in other operating costs partially offset by the decline in operating revenues.

Adjusted EBITDA was $32.9 million and $23.0 million for the three months ended September 30, 2014 and 2013, respectively, and $78.2 million and $72.3 million for the nine months ended September 30, 2014 and 2013, respectively.  Excluding the curtailment gain for the postretirement medical plan, Adjusted EBITDA was $22.7 million and $68.0 million for the three and nine month periods in 2014, respectively.  The year-over-year decrease in Adjusted EBITDA is primarily attributable to the decline in total operating revenues, as described above and in further detail below.

Net income attributable to Lumos Networks Corp. increased $7.7 million from the three months ended September 30, 2013 to the three months ended September 30, 2014.  Reflected in these results was a $12.1 million increase in operating income and changes in the fair value of interest rate swap derivatives of $0.9 million, partially offset by a $5.2 million increase in income taxes.

Net income attributable to Lumos Networks Corp. increased $4.4 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.  Reflected in these results was a $7.3 million increase in operating income, changes in the fair value of interest rate swap derivatives of $0.5 million and write-offs of unamortized debt issuance costs of $0.9 million in 2013, partially offset by an increase in interest expense net of interest income of $1.0 million and an increase in income taxes of $3.4 million.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
Dollars in thousands	2014	2013	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$10,470	$10,656	$(186)	(1.7)%
Transport	11,279	11,588	(309)	(2.7)%
FTTC	4,739	3,850	889	23.1%
Total Data	26,488	26,094	394	1.5%
R&SB:
Legacy voice	12,240	14,063	(1,823)	(13.0)%
IP services	4,127	4,290	(163)	(3.8)%
CLEC access	1,301	1,702	(401)	(23.6)%
Total R&SB	17,668	20,055	(2,387)	(11.9)%
RLEC access	6,360	5,478	882	16.1%
Total operating revenues	$50,516	$51,627	$(1,111)	(2.2)%

	Nine Months Ended September 30,
Dollars in thousands	2014	2013	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$31,501	$31,758	$(257)	(0.8)%
Transport	33,411	35,537	(2,126)	(6.0)%
FTTC	14,420	9,874	4,546	46.0%
Total Data	79,332	77,169	2,163	2.8%
R&SB:
Legacy voice	37,780	43,147	(5,367)	(12.4)%
IP services	12,490	12,959	(469)	(3.6)%
CLEC access	4,335	5,459	(1,124)	(20.6)%
Total R&SB	54,605	61,565	(6,960)	(11.3)%
RLEC access	16,834	17,738	(904)	(5.1)%
Total operating revenues	$150,771	$156,472	$(5,701)	(3.6)%
•

Data.    Data revenues for the three months ended September 30, 2014 increased $0.4 million, or 1.5%, over the comparative period in 2013, and data revenues for the nine months ended September 30, 2014 increased $2.2 million, or 2.8%, over the comparative period in 2013.  The overall increase in data revenues is due to growth in contracts with wireless carriers for fiber-to-the-cell site services, partially offset by churn in enterprise customers and data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues decreased 1.7% and 0.8% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.   Growth in revenues from our metro Ethernet and carrier end user product lines, was more than offset by declines in private line and other enterprise data products primarily as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport  – The 2.7% and 6.0% decreases in transport revenue for the three and nine months ended September 30, 2014, respectively, from the comparative periods in the prior year were primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our fiber-to-the-cell site contracts grew 46.0% in the first nine months of 2014 as compared to 2013 and 23.1% for the third quarter of 2014 compared to 2013.  This growth is attributable to a 31% increase in our fiber connections to wireless cell sites, from 540 at September 30, 2013 to 708 at September 30, 2014 and the addition of second tenants to existing connected cell towers.

•

R&SB.   Revenue from residential and small business products declined approximately 12% for the three month period ended September 30, 2014 and 11% for the nine month period ended September 30, 2014 as compared to the prior year periods.  These declines  were primarily driven by decreases in revenue from legacy voice products, which can be attributed to the continuing churn from the commoditization of legacy voice products, the increasing use of wireless devices, our shift in focus to voice over IP (which is primarily sold to enterprise customers and included in data segment revenues) and competition from cable operators in our markets.  As of September 30, 2014, we operated approximately 27,716 RLEC telephone access lines and 85,683 competitive voice lines, compared to approximately 29,518 and 98,296  as of September 30, 2013, respectively.  This represents a 6.1% year-over-year decline in RLEC telephone access lines and a 12.8% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was more than offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 6.7% over the last twelve months from 4,975 at September 30, 2013 to 5,309 at September 30, 2014.

•

RLEC Access.    The 16.1%  increase in RLEC access revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014 is the result of the recovery of certain additional intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and the 5.1% decline from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 is primarily due to a 6.1% year-over-year decrease in RLEC telephone access lines and intrastate access rate reductions mandated by regulatory agencies, partially offset by the increased revenues from the CAF recognized in the third quarter of 2014.

OPERATING EXPENSES

The following table identifies our operating expenses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
Dollars in thousands	2014	2013	$ Variance	%Variance
Operating Expenses:
Network access costs	$10,250	$10,342	$(92)	(0.9)%
Selling, general and administrative	8,545	21,731	(13,186)	(60.7)%
Depreciation and amortization	11,272	11,169	103	0.9%
Accretion of asset retirement obligations	38	31	7	22.6%
Restructuring charges	-	10	(10)	(100.0)%
Total operating expenses	$30,105	$43,283	$(13,178)	(30.4)%

	Nine Months Ended September 30,
Dollars in thousands	2014	2013	$ Variance	%Variance
Operating Expenses:
Network access costs	$31,154	$31,997	$(843)	(2.6)%
Selling, general and administrative	44,964	58,647	(13,683)	(23.3)%
Depreciation and amortization	33,141	31,528	1,613	5.1%
Accretion of asset retirement obligations	95	95	-	-%
Restructuring charges	-	50	(50)	(100.0)%
Total operating expenses	$109,354	$122,317	$(12,963)	(10.6)%

Network Access Costs.  Network access costs decreased $0.1 million, or 0.9%, for the three months ended September 30, 2014 and $0.8 million, or 2.6%, for the nine months ended September 30, 2014 as compared to the same periods in the prior year, which is primarily attributable to the overall decrease in voice access lines, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2014 decreased $13.2 million, or 60.7%, from those incurred in the same period in 2013 primarily as a result of a net curtailment gain of $10.2 million recognized in the third quarter of 2014 due to the discontinuance of certain medical benefits under the Company’s postretirement medical plan, and a reduction in personnel-related costs due to decreases in non-cash and incentive compensation and pension-related costs, partially offset by increased salaries and wages. We also incurred lower professional fees, rent and operating taxes, which decreases were partially offset by increased advertising and marketing costs.  Selling, general and administrative expenses decreased $13.7 million, or 23.3%, for the nine months ended September 30, 2014 as compared to the prior year due to primarily the same contributing factors as the three-month period.

Depreciation and Amortization.  Depreciation and amortization increased  $0.1 million, or 0.9%, for the three months ended September 30, 2014 from the same period in the prior year due to a $0.3 million increase in depreciation costs, partially offset by a  decrease in amortization expense of $0.2 million.  Depreciation and amortization increased $1.6 million, or 5.1%, for the nine months ended September 30, 2014 from the same period in the prior year due to a $2.1 million increase in depreciation costs partially offset by a decrease in amortization expense of $0.5 million.  The increase in depreciation costs is directly attributable to capital additions primarily related to investments in our network including infrastructure upgrades and fiber to the cell site installations and internal business systems.   The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated patterns of benefit.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Interest expense	$(3,969)	$(3,841)	$(128)	3.3%
Gain (loss) on interest rate swap derivatives	302	(564)	866	(153.5)%
Other income, net	179	78	101	129.5%
Total other expenses, net	$(3,488)	$(4,327)	$839	(19.4)%
Income tax expense	$6,713	$1,464	$5,249	358.5%

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Interest expense	$(11,755)	$(10,375)	$(1,380)	13.3%
Gain (loss) on interest rate swap derivatives	395	(110)	505	(459.1)%
Other income (expenses), net	529	(804)	1,333	(165.8)%
Total other expenses, net	$(10,831)	$(11,289)	$458	(4.1)%
Income tax expense	$12,402	$9,037	$3,365	37.2%

Interest Expense.  Interest expense for the three and nine months ended September 30, 2014 and 2013 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs.  The year-over-year increase in interest expense is primarily attributable to a higher outstanding principal balance and increased debt issuance costs due to the April 30, 2013 refinancing and changes in the bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gain (Loss) on Interest Rate Swap Derivatives.  The gains or losses recorded in each period are reflective of mark-to-market adjustments to record the asset or liability associated with the interest rate swap derivatives at fair value on the condensed consolidated balances sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other income of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014 primarily consists of interest income earned on marketable securities during the period.  Other expense for the nine months ended September 30, 2013 includes $0.9 million related to unamortized debt issuance costs that were written off in connection with the aforementioned debt refinancing.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2014 and 2013 was $6.7 million and $1.5 million, respectively, and income tax expense was $12.4 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively,  which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible expenses for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation.  The increase in income tax expense was primarily due to the increase in income before taxes, partially offset by an increase in our effective tax rate as a result of projected state tax rate changes.

At September 30, 2014, we had unused federal net operating losses (“NOLs”) of approximately $2.1 million, net of adjustments for unrecognized income tax benefits.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 to 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013, our cash flows from operations totaled approximately $60.6 million and $54.3 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  A portion of our cash on hand has been generated from debt financing activities for the primary purpose of funding investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations, may be used to repay debt obligations or fund capital expenditures.

As of September 30, 2014, we had $458.8 million in aggregate long-term liabilities, consisting of $362.6 million in borrowings under our Credit Facility ($370.3 million including the current portion), $2.6 million in capital lease obligations and $93.6 million in other long-term liabilities, inclusive of deferred income tax liabilities of $84.9 million, pension and other postretirement obligations of $6.1 million and other long-term liabilities of $2.6 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of September 30, 2014.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items as set forth in the credit agreement governing the Credit Facility (the “Credit Agreement”).  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  The distributable amount as of September 30, 2014 was $8.5 million.

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

As of September 30, 2014, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at September 30, 2014
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.67	Not more than 4.50
Minimum interest coverage ratio	7.06	Not less than 3.25

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the condensed consolidated balance sheets as of September 30, 2014.  As of September 30, 2014, the combined total net present value of the Company’s future minimum lease payments was $5.2 million.

On October 24, 2014, we received commitments from financial institutions to obtain a senior secured incremental term loan facility of up to $30.0 million (“Term Loan C”).  Subject to customary closing conditions, Term Loan C will be established as an incremental term loan under our existing Credit Agreement and governed by materially similar terms and conditions with adjustments to certain key covenants.  Term Loan C will mature in 2019 with quarterly payments of 1% per annum. We expect to close on Term Loan C on or about January 31, 2015 at which time the proposed covenant adjustments will become effective. The revised maximum leverage ratio will be 5.00:1.00 through December 31, 2015, 4.75:1.00 for 2016, 4.50:1.00 for 2017, 4.25:1.00 for 2018 and 4.00:1.00 for 2019 and thereafter.   We will use the proceeds from Term Loan C to fund capital expenditures for customer builds related to new fiber-to-the-cell site contracts.

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$60,553	$54,295
Net cash used in investing activities	(44,251)	(43,792)
Net cash (used in) provided by financing activities	(12,145)	47,567
Increase in cash and cash equivalents	$4,157	$58,070

Operating. The increase in cash flows from operations is primarily due to decreases in operating costs and cash taxes and favorable changes in working capital largely due to timing of payments to vendors and employees and cash collections from customers.

Investing.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures of $18.4 million, partially offset by proceeds from sale or maturity of marketable securities in excess of purchases of $19.8 million and the reduction in cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $1.7 million.  Capital expenditures for the nine months ended September 30, 2014 were comprised of (i) $47.0 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $4.2 million for network maintenance, (iii) $7.3 million for information technology and facility related projects, and (iv) $5.6 million for increases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2014 to be approximately $85 million.  We expect these capital expenditures to primarily be spent on enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through September 30, 2014, we have constructed a fiber optic network of approximately 7,645 route miles.  Approximately 40% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 60% of our network under IRU agreements.  During the remainder of 2014, we also expect to allocate a portion of our capital resources to provide essential network facility upgrades and fiber-to-the-home deployments for our residential and small business segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.  The net cash used by financing activities for the nine months ended September 30, 2014 was primarily for repayment of principal on the Credit Facility and payments under capital lease obligations totaling $4.6 million combined with dividend payments of approximately $9.3 million and partially offset by proceeds from stock option exercises of approximately $1.7 million.

The net cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of $59.1 million of net proceeds from the initial funding of the Credit Facility that closed on April 30, 2013 partially offset by payments to terminate interest rate swap agreements of $0.9 million, capital lease payments of $1.3 million and dividend payments of $9.1 million.

As of September 30, 2014, we had approximately $18.3 million in cash and cash equivalents and approximately $18.3 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  We also have $4.2 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant. As of September 30, 2014 we had working capital (current assets minus current liabilities) of approximately $13.9 million.  We expect that the cash we generate from operations combined with our cash on hand and borrowing capacity under our credit facility will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future and to pay dividends if and when declared by our board of directors.  However,  if our assumptions prove incorrect or if there are other factors that negatively affect our cash position, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we make acquisitions, we may need to seek additional sources of funds through refinancing or other means.  There is no assurance that we could obtain such additional financing on favorable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to declare and pay dividends and raise future capital.

As discussed previously in this Management’s Discussion and Analysis, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect America Fund (“CAF”) payments to us.

We paid $9.3 million in cash dividends to our common stockholders during the nine months ended September 30, 2014.   On October 29, 2014, our board of directors declared a quarterly cash dividend on our common stock in the amount of $0.14 per share, to be paid on January 8, 2015 to stockholders of record on December 11, 2014.   After considering the cost to service our long-term debt as well as fund our currently anticipated level of capital expenditures and other routine items such as income taxes, interest and scheduled principal payments, we anticipate that we will generate sufficient cash flow to enable us to pay a regular quarterly dividend.  However, all decisions regarding the allocation of capital, including the declaration and payment of dividends, will be at the discretion of our board of directors and will be evaluated from time to time in light of our financial condition, earnings, growth prospects, funding requirements for additional capital expenditures and restrictions under the Credit Agreement, applicable law and other factors that our board deems relevant.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or financing activities with special purpose entities.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 was effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. Our adoption of this ASU in the first quarter of 2014 did not have a material impact on our condensed consolidated balance sheet as of September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million Credit Facility on April 30, 2013.  As of September 30, 2014, $370.3 million was outstanding under our Credit Facility.  As of September 30, 2014, we had a leverage ratio of 3.67:1.00 and an interest coverage ratio 7.06:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $5.2 million as of September 30, 2014.

Under the terms of our 2013 Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our term loans (approximately $185 million at September 30, 2014).  We entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  A portion of the interest rate swap agreements were terminated in connection with the debt refinancing.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At September 30, 2014, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $18.3 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $18.3 million, substantially all of which are short-term fixed income securities.  Other non-current securities and investments totaled $0.8 million at September 30, 2014.

As of September 30, 2014, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, certificates of deposit, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at September 30, 2014, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$370,312	$378,296	$382,857	$373,820
Capital lease obligations	$5,164	$5,164	$5,211	$5,148

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 18) in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended September 30, 2014, the Company repurchased 2,715 shares of Company stock for $14.44 per share in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from an employee plan participant in September 2014 for settlement of tax withholding obligations.

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)