Form 10-K
period 2014-12-31
Lumos Networks Corp.
filed 2015-03-06
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2014, the aggregate market value of the Registrant’s common stock was $276,846,291.

There were 22,561,858 shares of the registrant’s common stock outstanding as of the close of business on March 3, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Incorporated Into
Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.
2014 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business.

Lumos Networks Corp. Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our approximately 7,800 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

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

Business Strategy

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; (iii) monetize our approximately 7,800 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Our data segment, which provided approximately 53%  of our total revenue in 2014, represents the main growth opportunity and is the key focal point of our strategy and includes our enterprise data, transport and FTTC product groups.  Given our focus on on-net customers, our data services typically carry higher gross margins than many of our other services.    A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  We are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term fiber-to-the-cell site contracts from wireless carriers that are deploying LTE data services, selling into the “edge-out” markets, maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.

Our residential and small business (“R&SB”) and RLEC access segments provided approximately 36% and 11% of our total revenue in 2014, respectively.  Despite declining revenues, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.  Our R&SB segment includes legacy voice and IP services products targeted to our residential and small business customers.  Our RLEC access segment provides other carriers access to our network within our RLEC territories, primarily through switched access services.  This segment requires limited incremental capital to maintain the underlying assets and delivers reasonably predictable cash flows.  The revenue decline is the result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement of voice service offerings from cable operators in our markets.

The key imperatives for our data growth initiatives are as follows:

Enhance Carrier Ethernet Network and Grow FTTC Revenues

As demand for FTTC services, greater data transport bandwidth, and guaranteed network stability continues, there is an increasing demand to provide carrier Ethernet networks to our wireless carrier customers and large data transport customers. In 2014, we completed the core construction of an approximately 850-mile dedicated carrier network within our existing fiber network to provide FTTC solutions to multiple large wireless communication providers who operate in our markets.  We connected the first FTTC sites to this dedicated carrier network in 2014 and will continue transitioning our remaining FTTC traffic in 2015.  As of December 31, 2014, we provided FTTC connectivity to 858 cell sites.  We intend to significantly increase FTTC connectivity to cell sites in close proximity to our fiber network over the next several years to capitalize on the growth opportunity in our footprint.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our legacy customers from legacy services to our carrier Ethernet services with the intent of reducing churn and improving the customer experience with our services.

Enhance Legacy Enterprise Networks and Grow Enterprise Revenues

As demand for greater data related bandwidth and guaranteed network stability continues to grow within Enterprise services, we continue to invest capital in expanding and shoring up our enterprise networks to accommodate our customer needs. Growing our enterprise revenues using a success-based expansion approach is critical to insuring the desired returns on invested capital are met.  As of December 31, 2014, our 7,800 route-mile fiber network was connected to approximately 1,477 buildings.  We believe there is significant opportunity to compete for opportunities to connect to additional buildings and data centers in close proximity to our existing fiber network.  Our primary sales channels are enterprise-direct and carrier end user.  Our carrier end user channel facilitates the sale of enterprise data traffic for national carrier customers that are within our footprint.  This has the primary benefits of leveraging our existing fiber infrastructure to grow revenue and lowering the likelihood of being overbuilt within our markets.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our legacy customers from legacy services to our carrier Ethernet services, and appropriately incent our sales force to focus on renewal of long-term contracts with the intent of reducing churn and improving the customer experience through enhanced services.

Edge-Out into Key Markets Adjacent to Our Existing Network Footprint

Driven by demand from existing enterprise and carrier customers our edge-out strategy expands our fiber network into new contiguous markets  by leveraging existing and new assets.  Our current edge-out markets are Richmond, VA, Norfolk, VA (including the nearby city of Petersburg and the Hampton Roads area) and Western PA.  In 2014, we added 408 route miles of new fiber to our network, which includes the build out of a critical long haul route in Virginia between the cities of Charlottesville and Richmond.  A second critical long-haul route between Richmond, VA and Ashburn, VA was also substantially complete at the end of 2014.  In 2015, our market expansion plans include adding approximately 665 route miles to our fiber network in the Richmond area and eastward to the key metropolitan areas in and around Norfolk, VA.  This expansion strategy is underpinned by a recently signed long-term fiber-to-the-cell contract with a national U.S. wireless carrier, which will connect nearly 250 new cell sites to our fiber network.    As we edge-out into these new markets, we are able to bring new FTTC carrier customers and enterprise customers onto our fiber networks, thus significantly increasing our addressable market size.    In Western PA, we can leverage our fiber assets to build out metro Ethernet and Ethernet rings.  In 2014, we completed network enhancement projects aimed at enhancing our Western PA network by improving redundancy and enabling carrier Ethernet access.

Drive Incremental On-Net Data Traffic

Our on-net strategy focuses on driving traffic through our network, thereby increasing profitability.  As our network footprint grows and the bandwidth demand increases, we are able to drive incremental revenue through our existing network with minimal increase in operating expenses or incremental capital expenditures.  We evaluate this on-net approach and the associated capital expenditure against the revenue opportunity and have determined that maintaining approximately 80% of our data revenue from on-net traffic is the most effective use of capital.

Use Disciplined, Success-Based Capital Investment Strategy

We seek to maximize our capital expenditure efficiency by requiring that a significant percentage of our capital investment be tied to specific revenue generating products based on customer commitments, which we refer to as “success-based projects”.  Our success-based capital investment strategy involves maximizing capital expenditure efficiency by pursuing on-net and near-net customer opportunities and maintaining a balanced mix of FTTC and enterprise business.  Our capital investment strategy targets a greater than 15% return on investment and a less than 4-year payback, along with other strategic considerations.

Business Segments

We have three reportable business segments, as follows:

Data

Our data segment includes our enterprise data, transport and FTTC product groups.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, state and local government agencies, financial institutions, and educational institutions.  Revenues from our data segment accounted for 52.9%, 50.2% and 43.6% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Data product lines are growing at a pace that significantly exceeds our legacy product lines and in aggregate,  they also provide a higher gross margin.  The objective of our data segment is to leverage the ever increasing data bandwidth demands from our enterprise and carrier customers in our existing and expanding addressable markets.

Our data segment operations are based upon both our edge-out and on-net strategies that seek to expand into new markets by maximizing the use of our fiber assets while optimizing capital efficiency and profitability.  In 2014, we continued to re-deploy capital and personnel resources away from our declining legacy product lines towards our growth businesses within our data segment.  Our strategy requires disciplined use of capital expenditures on success-based projects to grow our fiber assets and reach an increasing number of both carrier and enterprise customers.

In addition to the higher gross margins that are characteristic of the data business and our on-net expansion, we have also been able to deliver other enterprise services, such as metro Ethernet transport as a direct result of our expanding network.  We believe our on-net and edge-out strategies, combined with our commitment to customer service, will continue to attract larger customers in our key vertical markets.

We generate growth within our data segment from long-term FTTC contracts from wireless carriers deploying LTE services, improving enterprise penetration within our existing and edge-out markets and providing greater Ethernet bandwidth to enterprise customers.  In 2014, we added 250 FTTC sites, representing a year-over-year increase of approximately 41%, and 133 on-net buildings, representing an increase of approximately 10% year-over-year.  Our sales force is organized into carrier and enterprise teams to effectively pursue the FTTC and enterprise opportunities.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our FTTC and edge-out plans in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs and upgrading existing customers from legacy technologies to carrier Ethernet services.

R&SB

Our R&SB segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding voice over IP (“VoIP”) services which are typically provided to enterprise customers and are included in our data segment) and the following IP services products: fiber-to-the-premise broadband XL, DSL, integrated access and video.  These products are sold to residential and small business customers through our competitive local exchange carrier (“CLEC”) and rural local exchange carrier (“RLEC”) networks.  Revenues from our R&SB segment accounted for 35.8%, 38.9% and 44.7% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Despite declining revenues, we expect the cash flows from our legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.  As of December 31, 2014, we operated approximately 83,400 CLEC lines and approximately 27,250 RLEC telephone access lines, a portion of which are fiber-fed and have IPTV-based video services and broadband Internet access with speeds up to 300Mbps.  We also leverage our existing copper assets to provide video services over copper and DSL services to customers typically in our legacy business.  This segment also includes revenues from switched access and reciprocal compensation services provided to other carriers in our competitive markets.

RLEC Access

Our RLEC access segment provides carrier customers access to our network within our RLEC footprint and primarily includes switched access services.  Revenues from our RLEC access segment accounted for 11.3%, 10.9% and 11.7% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  A  significant portion of our RLEC access segment revenues are derived from programs funded by regulatory agencies for recovery of lost revenues resulting from intercarrier compensation reform.  We anticipate continuing declines in RLEC access revenues primarily resulting from regulatory actions taken by applicable regulatory authorities as described in the Regulation section below and also due to network grooming activities by carriers.

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

Products and Services

Data Services:

We provide data services to carriers and enterprise customers including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our fiber network.  Our key data service offerings include the following:

Carrier Ethernet 2.0	•	Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.
	•	Connectivity to/from our partner networks through connections to carrier hotels and Network-to-Network Interface (“NNI”) circuits.
	•	Metro Ethernet Forum (“MEF”) 2.0 certified products (E-line, E-Tree, E-LAN and E-Access).
	•	Fiber to the cell sites (“FTTC”), used by wireless carriers as backhaul.
	•	User Network Interfaces (UNIs) offered at 1 Gbps, 10Gbps and 100Gbps; Ethernet Virtual Circuit (EVC) bandwidth ranging from 3Mbps to 100Gbps.

High-capacity Private Line Service and Wavelength Transport Services	•	High-capacity, non-switched transport facilities provided to end users and carriers for voice and data applications.
•

Wavelength technology provides a point-to-point connection between two locations that is dedicated to a single customer and provisioned on our high-speed fiber optic backbone. Our wavelength services now offer speeds up to 100 Gbps.

	•	Point to Point T1/DS3 and SONET OCX based services with speeds from OC3 to OC192.

Dedicated Internet Access (DIA)	•

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

Residential and Small Business:

We provide fiber-to-the-premise Broadband XL and DSL Internet, voice, video and IP services to our residential and small business customers.  Our voice service offerings include local lines, PRI, long distance, toll and directory advertising and other voice services.  Our customers have the option of bundling our voice, broadband and video service offerings.  Our IP-enabled product offerings combine voice and data services over a dedicated broadband facility utilizing VoIP protocols allowing customers dynamically allocated bandwidth to maximize voice and data transmission. VoIP technology also enables advanced features such as simultaneous ring, remote office, business continuity and fixed mobile convergence.  Our IPTV-based video services offer over 300 channels, including 85 high definition channels, video-on-demand and DVR capability.

Carrier Access:

In addition to our data services, we also provide carrier customers with access to our network within our footprint which primarily includes switched access services.

Sales, Marketing and Customer Care

Sales.  We serve our carrier and enterprise customers with our suite of fiber-based data products, which include carrier Ethernet, MPLS, VPN, wavelength and dedicated Internet access.  We have continued to see increased demand for these products across our customer base, particularly as demand for data transport and mobility services grow.  The mission of our sales team is to capitalize on this growing demand by offering customized solutions to our carrier and enterprise customers with a continued focus on expanding within our key vertical markets, which include healthcare, education, financial services and government.  Our technical team plays a significant role in our sales approach in order to focus on selling customized, long-term and secure networking and data solutions.

Over the course of the last year, we have added experienced leadership to our enterprise sales team, and we continue to look to add specialized talent to our sales teams opportunistically.  Our overall strategy of deliberately and strategically shifting resources from the declining legacy businesses into our data business also extends to our sales and sales engineering teams.  Our sales force is organized into carrier and enterprise teams to effectively pursue opportunities with the focus on capitalizing on the increased bandwidth demand, particularly for long-term FTTC contracts from wireless carriers deploying LTE services, selling into the edge-out markets and improving enterprise penetration within our existing markets.  Over the course of the year, we have more fully developed our carrier end user strategy.  Our carrier sales team uses this alternative sales channel to reach new enterprise customers through strategic partnerships with national carriers to provide fiber bandwidth solutions over our network.  We expect that a significant portion of new enterprise sales over time will be initiated through this sales channel.

Our current edge-out markets include Richmond, VA, Norfolk, VA (including the city of Petersburg and the Hampton Roads area) and Western PA.  We employ in-market sales teams to drive revenue growth in these markets.  In 2015, our market expansion plans include adding approximately 665-route miles to our fiber network in the Richmond metropolitan area and eastward to the key metropolitan areas in and around Norfolk, VA.  Our market expansion in these key edge-out markets will significantly increase our addressable market for FTTC and enterprise data and our carrier and enterprise sales teams are rapidly mobilizing to sell into these new markets.  We do not currently expect to generate significant revenue from this expansion until 2016.

Marketing.  Our marketing team is primarily focused on driving revenue growth in our data business, revenue retention in our residential and small business segment and defining the overall customer experience.  During 2014, we completed a robust market analysis in our existing and edge out markets which provided further visibility into our data business growth opportunities. As part of the data growth marketing strategy, we have strategic relationships with on-net data center owners to further penetrate the enterprise segment in our markets.  We also successfully executed on the first phase of a multi-phase customer experience enhancement plan that provides deeper customer data visibility internally and enables proactive management of our top customers’ experience with sales, network, service delivery and customer care resources.

Customer Care.  We differentiate our customer care teams so our customer care representatives can provide the highest level of service by specializing in servicing and supporting data customers and residential and small business customers.  We have instituted a Platinum Care program to provide exceptional service to our top data clients.

Our Network and Platform

We have developed a fiber optic network of long-haul fiber, carrier Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  As of December 31, 2014, our fiber network spanned approximately 7,800 route miles.

Our integrated fiber transport network allows us to offer a suite of advanced next-generation communications services, including, but not limited to, 100Gbps wavelength services, which provides greater throughput and superior latency performance, multi-site networking, dedicated Internet and MEF 2.0 certified Ethernet solutions, high-speed Internet and VoIP services.  We use a multi-vendor approach, including Cisco, Alcatel-Lucent and Ciena, among others, to deliver high-bandwidth wavelength services directly to end customers as infrastructure for the MPLS Ethernet and high-speed Internet backbone.  Network-to-network interconnection points allow us to engage carrier partners to provide end to end service for carrier and enterprise customers.  We continue to invest in our fiber network to support the deployment of next-generation products and services, expand our addressable market and bring new customers on-net.

In 2014, we initiated several significant network enhancement and upgrade projects including the construction of a new MEF certified Carrier Ethernet MPLS/IP fiber overlay network designed to handle fiber-to-the-cell site traffic within our network.  When complete, the overlay network, totaling approximately 850 route miles, will connect four key markets in our footprint (Pittsburgh, PA, Charleston, WV, Roanoke, VA and Ashburn, VA) and will meet carrier class requirements for fast-rerouting, full redundancy and low latency performance.  We also opened a second network operations center located in Pittsburgh, PA that is compatible with our FTTC all-IP network overlay.  Once fully operational, the new network operations center will provide replication of all traditional functions of our existing network operations center located in Waynesboro, VA, including performance surveillance, repair, upgrade and maintenance of our fiber network and redundancy of our business continuity and disaster recovery functions.  Our parallel network operations centers provide technical surveillance of our network using industry leading network management systems.

Our local networks consist of central office digital switches, routers, loop carriers and virtual and physical collocations interconnected primarily with fiber facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

Competition

We compete with incumbent local exchange carriers (“ILECs”),  broadband service providers, incumbent cable operators, and fiber providers and to a lesser extent,  CLECs.  We also face competition from potential future market entrants.  In the last two years, we have seen increasing competition from the cable operators and ILECs for metro-Ethernet services to mid-size businesses.  To remain competitive, we position our company as a customer-focused, leading edge provider with a full portfolio of broadband and IP-based services and a differentiation strategy centered on customizable data solutions.

As a result of the rapid growth in demand for broadband data transport, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including cable and wireless access.  Our competition includes:

•	ILECs, including AT&T, Verizon, Frontier, Windstream and CenturyLink;
•	national fiber service providers and CLECs, including Level 3 and Zayo; and
•	national and regional cable operators, including Comcast, Shentel, Cox, Time Warner Cable and Suddenlink.

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

We believe our competitive strengths include our advanced fiber network; our footprint, including contiguous markets, which we believe provides opportunities for growth with a favorable competitive environment relative to first-tier markets; our robust and expanding products and services, including FTTC and metro Ethernet; our disciplined, success-based capital investment strategy aimed at optimizing our capital efficiency and delivering attractive returns; our diverse customer base, our future cash flow visibility from our legacy businesses; and our experienced management team, with deep industry experience and a strong track record of operating and scaling bandwidth infrastructure assets.

Employees

As of December 31, 2014, we employed 602 full-time and two part-time employees.  Of these employees, 45 are covered by a collective bargaining agreement that expires June 30, 2017.  We believe that we have good relations with our employees.

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

Federal Regulation of Interconnection and Interexchange Services

The Communications Act requires all common carriers to interconnect on a non-discriminatory basis with other carriers, imposes additional requirements on incumbent local exchange carriers (such as our RLEC’s), and imposes even more comprehensive requirements on the largest ILECs.  The large ILECs are required to provide competitors with physical collocation to allow competitors to place qualifying equipment in ILEC central offices; to unbundle some of their services into unbundled network elements (“UNE”) at “forward looking” rates, permit resale of some of their services, provide access to poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation for the transport and termination of local traffic.  The obligations of the large ILECs to provide these network facilities and services could be altered or removed by new legislation, regulations or court order.

ILEC operating entities that serve fewer than 50,000 lines are defined as “rural telephone companies” under the Communications Act and are exempt from the additional requirements applicable to the large ILECs unless and until such exemption is removed by the state regulatory body.  Each of our RLEC operations is considered separately and each has this rural telephone company exemption.

Intercarrier Compensation Reform

Intercarrier compensation includes regulated interstate and intrastate access charges that we and other RLECs and CLECs receive from long distance carriers for the origination and termination of long distance calls and reciprocal compensation that interconnected local carriers pay to each other for terminating interconnected local wireline calls.

In 2011, the FCC released a significant order on intercarrier compensation reform.  In the order, the FCC adopted a uniform national bill-and-keep framework (in which carriers do not collect or pay access charges or reciprocal compensation) as the ultimate end state for all telecommunications traffic exchanged between carriers.  The FCC established $2 billion Connect America Fund (CAF) for RLECs and RLECs now receive support principally through the CAF rather than through intercarrier compensation.  The FCC order permitted ILECs to implement a new charge on end users to partially offset the loss in access charge revenues, the Access Recovery Charge (“ARC”), effective July 1, 2012.  The maximum ARC for residential customers is $3 per month after six years.  Multi-line business customers have their Subscriber Line Charge and ARC combined capped at $12.20 per line. On May 23, 2014, the Tenth District Court of Appeals affirmed the FCC’s order, including the establishment of the CAF and the reform of intrastate access and reciprocal compensation.

Our RLECs began charging the ARC and began receiving funding from the CAF on July 1, 2012.  Effective July 1, 2013, our RLECs and CLECs took their rates for most intrastate access to interstate rates. Effective July 1, 2014, our RLECs and CLECS further reduced interstate and intrastate access charges as required by the FCC.

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

The FCC did not appeal the court order and initiated a new rulemaking on Net Neutrality.  On February 26, 2015 the FCC adopted an order re-classifying Internet service providers as common carriers under Title II of the Federal Communications Act and stating its intention to forbear from much of Title II regulation at this time.  The FCC had not yet released the full text of its order as of the date of this filing.

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

We must grow our data business and manage the decline in our legacy businesses in order to sustain our revenue and cash flow growth.  We have pursued several growth initiatives including:

•	Increasing network investments in our core markets;
•	Investing in fiber network expansion into new adjacent geographic markets;
•	Building fiber to wireless carrier cell sites; and
•	Launching new products and services that meet customers’ data and IP needs.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell additional services to existing customers by effectively implementing our sales and marketing plans;
•	Manage churn through successful implementation of our customer retention programs and upgrading existing customers from time division multiplexing (“TDM”) products to advanced Ethernet services;
•	Offset our revenue declines from churn in our legacy voice and access segments and within our data segment resulting from customers TDM product replacement;
•	Complete customer installations in a timely manner to meet customer demands;
•	Successfully train our sales force to adapt to evolutionary demand for advanced data service;
•	Efficiently manage our capital expansion plans;
•	Obtain capital necessary to implement our growth plans;
•	Manage increased competition from other data service providers in existing and new markets; and
•	Remain competitive with customer pricing and service expectations.

We expect we will require additional capital to fund our strategic growth plan, and if we fail to obtain this capital, we may experience a material adverse effect on our business.

Our strategic growth plans require a significant amount of capital investment in our fiber network.  Additionally, to remain competitive, we will need to continue to upgrade the technical requirements of our existing network infrastructure and build out our network with advanced fiber technology within our territories which will require a significant investment of capital resources.  Furthermore, we have committed to a significant network expansion project in the Richmond, VA and Norfolk, VA markets underpinned by a long-term contract with a major national carrier for FTTC services.  A portion of our planned capital expenditures in 2015 are earmarked to fund these projects; however, the cost or extent of the work could be more significant than anticipated.  Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

Although we refinanced our debt in 2013 on favorable terms and expect to be able to fund our current capital requirements with cash on hand,  marketable securities, cash generated from operations and the use of our revolving credit facility, we expect we will need to obtain additional financing in the future to fund our growth strategy.  There is no assurance that we would be able to secure such financing on terms acceptable to us or at all.  Additional equity financing may dilute our stockholders.

We face substantial competition in our markets; our competitors may have substantial business advantages over us and we may not be able to compete successfully.

We compete with ILECs, broadband service providers, incumbent cable operators, fiber companies and to a lesser extent, CLECs.  As a result of the rapid growth in demand for broadband data, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including cable and wireless access. Our competition includes ILECs, such as AT&T, Verizon, Frontier, Windstream and Centurylink; national fiber service providers and CLECs, including Level 3 and Zayo, and national and regional cable operators, such as Comcast, Shentel, Cox, Time Warner Cable and Suddenlink.    In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge.    Such increased competition from existing and new entities could lead to price reductions, loss of customers, reduced operating margins and/or loss of market share.

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

We generated approximately 10% of our operating revenue from AT&T in the year ended December 31, 2014.  In addition, we have substantial business relationships with several other telecommunications carriers.  Our next four largest carrier customers, in the aggregate, accounted for approximately 21% of our operating revenues for the year ended December 31, 2014.  If we were to lose AT&T or one or more of these other carrier customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

On April 30, 2013, Lumos Networks Operating Company, our wholly-owned subsidiary, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a  $100 million senior secured five-year term loan, a $275 million senior secured six-year term loan and a $50 million senior secured five-year revolving credit facility.  Our indebtedness under the Credit Facility was $368.4 million at December 31, 2014 and it carries interest expense of approximately $14 million annually.  On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”).

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

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control.  If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital.  Any or all of these actions may not be sufficient to allow us to service our debt obligations.  Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

Our Credit Facility imposes certain operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

Our Credit Facility imposes certain operating and financial restrictions on our subsidiaries.  These restrictions generally:

•	restrict our subsidiaries’ ability to incur additional indebtedness or issue preferred stock;
•	restrict our subsidiaries from entering into transactions with affiliates;
•	restrict our subsidiaries’ ability to consolidate, merge or sell all or substantially all of their assets;
•	impose financial covenants relating to the business of our subsidiaries, including leverage and interest coverage ratios;
•	require our subsidiaries to use a portion of “excess cash flow” (as defined in the debt agreement) to repay indebtedness if our leverage ratio exceeds specified levels; and
•	restrict our subsidiaries’ ability to agree to liens on assets or agreements (such as leases).

We cannot provide assurance that those covenants will not adversely affect our ability to finance our future operations or capital needs or pursue available business opportunities.  A breach of any of these covenants could result in a default with respect to the Credit Facility.  If a default occurs, our indebtedness under the Credit Facility could be declared immediately due and payable.

Our RLEC subsidiaries are subject to competition and to regulatory regimes at the state and federal level and consequently face substantial regulatory burdens and uncertainties; regulatory developments will further reduce revenues that we receive from access charges and/or from the federal Universal Service Fund, the Connect America Fund or other fund allocations.

Our RLECs qualify as rural local telephone companies under the Telecommunications Act and are, therefore, exempt from many of the most burdensome obligations of the Telecommunications Act, such as the obligation to sell unbundled elements of our network to our competitors at “forward-looking” prices that the Telecommunications Act places on larger carriers.  Nevertheless, our RLECs face significant competition, particularly from competitors that do not need to rely on access to our network to reach their customers.  Wireless carriers, cable companies and other VoIP providers are able to compete with our RLECs even though the “rural exemption” under the Telecommunications Act is in place.  If our rural exemption were removed, CLECs could more easily enter our RLECs’ markets.  Moreover, the regulatory environment governing wireline local operations has been, and we believe will likely continue to be, very liberal in its approach to promoting competition and network access.

Over time, FCC and state regulations have resulted in reducing the switched access and reciprocal compensation revenue of our RLECs.  In 2011, the FCC released an order comprehensively reforming interstate and intrastate intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge.”  Regulatory changes could impact the amount and timing of the revenues received from these funds in the future.  There is no guarantee that we will recover all or a portion of lost revenues resulting from intercarrier compensation system reform or that we will not be subject to further rate reductions in the future.  Furthermore, by accepting government funding, we are subject to audit by the FCC or certain other government agencies that administer the funds and our methodologies or approaches taken to determine the amounts of eligible access revenues or costs could be called into question during an audit. Although we believe our methodologies and approaches are compliant and reasonable, there is no assurance that an audit would not result in a demand for a partial refund or nonpayment of future funding by the respective government agency.

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

In 2013, we initiated a multi-year project to upgrade our internal business processes and systems including financial, provisioning, billing and customer care, which will allow us to scale our back office systems as our business continues to grow.  Our objectives include achieving operating efficiencies, improved customer facing capabilities and streamlined business processes.  If we are unable to successfully implement the systems in a timely manner, we could face delays or disruptions in providing services to or billing our customers or we could incur additional costs, which could have an adverse impact to our financial and operating results.

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

We depend on a limited number of key suppliers and vendors for equipment and services relating to our network infrastructure.  If these suppliers experience interruptions or other problems delivering these network components and related software on a timely basis, our subscriber growth and operating results could suffer significantly.  Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us effectively to be locked into one or a few suppliers for key network components.  As a result, we have become reliant upon a limited number of network equipment manufacturers, including Cisco, Alcatel-Lucent, Ciena and others.  If alternative suppliers and vendors become necessary, we may not be able to obtain satisfactory and timely replacement supplies on economically attractive terms, or at all.

If we fail to extend or renegotiate our collective bargaining agreements with our labor union when they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor union, which represented 45 employees as of December 31, 2014.  Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire.  If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business.  Our collective bargaining agreements expire June 30, 2017.

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

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net income.

As of December 31, 2014, we had goodwill and other intangible assets of approximately $116.2 million (approximately 19% of total assets).  If the impact or the timing of ongoing regulatory reform actions is significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an impairment charge, which would lead to a decrease in our assets and reduction in net income.  We test goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite-lived intangible asset and the implied fair value of the asset in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Any changes in key assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

Risks Related to Our Common Stock:

The shares of our common stock owned by the Quadrangle entities are not freely tradable on The NASDAQ Global Market, and a sale of the shares of our common stock by Quadrangle  would increase the number of shares of our common stock eligible to be freely traded on The NASDAQ Global Market, which could depress the market price of our common stock.

As of December 31, 2014, Quadrangle beneficially owned 2,791,898 shares, or approximately 12%, of our outstanding common stock under an existing shelf registration filed with the SEC in 2013.  The shares of common stock subject to the shelf registration were not freely tradable on The NASDAQ Global Market and the sale of Quadrangles remaining shares  would increase the number of shares of our common stock eligible to be freely traded on The NASDAQ Global Market, which could depress the market price of our common stock.

The Quadrangle entities have significant influence over our business and could delay, deter or prevent a change of control, change in management or business combination that may not be beneficial to our stockholders and as a result, may depress the market price of our common stock.

As of December 31, 2014, Quadrangle beneficially owned 2,791,898 shares, or approximately 12%, of our outstanding common stock.  In addition,  two of the eight directors that serve on our board of directors are representatives or designees of Quadrangle.  Pursuant to the terms of our shareholders agreement, with stock ownership below 20% of the voting power of our common stock, Quadrangle currently has the right to designate two directors, who do not need to be independent as defined by the rules of the NASDAQ Stock Market.  If Quadrangle’s ownership falls below 10% they may designate only one director and no directors if their ownership falls below 5%.  The shareholders agreement also provides that one director will be our Chief Executive Officer for so long as he or she is employed by us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We are headquartered in Waynesboro, Virginia and own offices and facilities in a number of locations within our operating markets.  Our offices and facilities are generally shared by our operating segments. We believe that our current facilities are adequate to meet our needs in our existing markets for the foreseeable future.  The table below provides the location, description and approximate square footage of our significant owned properties.

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	Competitive POP	2,500
Troutville, VA	Switch and Video Headend Building	11,400
Clifton Forge, VA	Switch Building	12,000
Covington, VA	Service Center	13,000
Waynesboro, VA	Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Switch Building	32,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Switch Building	34,000
Daleville, VA	Service Center	9,400

We also lease the following significant properties:

•

Our office and network operations center near Pittsburgh, Pennsylvania under a lease agreement by and between Southpointe Two Lot 12, L.P. and Lumos Networks of West Virginia, Inc. dated April 30, 2014 for approximately 14,300 square feet;

•

Our Richmond, Virginia regional operations center under a lease agreement by and between Highwoods Realty Limited Partnership and Lumos Networks, Inc dated October 1, 2014 for approximately 4,200 square feet.;

•	Our Charleston, West Virginia regional operations center (wireline switching) under a sub-lease from NTELOS Inc. for approximately 3,200 square feet of this space;
•	Our Charleston, West Virginia switch building under a lease agreement by and between Nelson Trust and FiberNet, LLC dated April 19, 2005 for approximately 9,100 square feet; and
•

Our Charleston, West Virginia office and switch building under a lease agreement by and between Williams Land Company and Mountaineer Telecommunications, LLC dated April 12, 2005 for approximately 21,000 square feet.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.”    On March  3, 2015, the last reported sale price for our common stock was $17.93 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011.  Prior to that time, there was no established public trading market for our common stock.  The following table sets forth the high and low prices per share of our common stock and the cash dividends declared per common share for each of the quarters in 2014 and 2013, which correspond to our quarterly fiscal periods for financial reporting purposes:

	Stock Price per Share
	High	Low	Cash Dividends Declared per Common Share
2013:
First Quarter	$13.57	$8.82	$0.14
Second Quarter	17.72	12.27	0.14
Third Quarter	22.25	15.02	0.14
Fourth Quarter	25.10	18.83	0.14

2014:
First Quarter	$21.15	$13.37	$0.14
Second Quarter	15.16	11.54	0.14
Third Quarter	16.25	14.07	0.14
Fourth Quarter	17.47	14.89	0.14

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from November 1, 2011 (the first day our Common Stock began trading on the NASDAQ Global Market) to December 31, 2014, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period.  The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Composite Index
and NASDAQ Telecommunications Index
(11/1/11 - 12/31/14)

	December 31, 2012	December 31, 2013	December 31, 2014
Lumos Networks Corp.	$67	$141	$113
NASDAQ Composite Index	$105	$130	$141
NASDAQ Telecommunications Index	$116	$160	$182

Holders

There were approximately 2,900 holders of our common stock on March 3,  2015.

Dividends

Cash dividends of $0.14 per share were declared and subsequently paid for each of the four quarters in 2014 and 2013.  On March 4, 2015, our board of directors suspended our quarterly dividend in favor of allocating capital to growth opportunities.

Issuer Purchases of Equity Securities

The Company does not currently have a share repurchase program in effect.  However, from time to time the Company repurchases shares of common stock from employee plan participants for settlement of tax withholding obligations in connection with the vesting of restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company did not repurchase any such shares during the three months ended December 31, 2014.

Credit Agreement

Amounts that can be made available to pay dividends or to repurchase shares are limited by a restricted payment basket in our Credit Agreement.

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(1)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Operating Revenues	$201,456	$207,475	$206,871	$207,414	$145,964

Operating Expenses
Network access costs	40,868	42,417	46,845	47,715	24,381
Selling, general and administrative (2), (3)	64,782	76,749	79,176	66,571	49,078
Depreciation and amortization and accretion of asset retirement
obligations	45,330	42,424	39,008	43,206	31,376
Asset impairment charges	-	-	-	86,295	-
Restructuring charges	-	50	2,981	-	-
Gain on settlements, net	-	-	(2,335)	-	-
Total Operating Expenses, net	150,980	161,640	165,675	243,787	104,835
Operating Income (Loss)	50,476	45,835	41,196	(36,373)	41,129

Other Income (Expenses)
Interest expense	(15,575)	(14,191)	(11,921)	(11,993)	(5,752)
Gain (loss) on interest rate swap derivatives	492	(144)	(1,898)	-	-
Other income (expense), net	664	(1,587)	81	105	43
Total Other Expenses, net	(14,419)	(15,922)	(13,738)	(11,888)	(5,709)
Income (Loss) Before Income Taxes	36,057	29,913	27,458	(48,261)	35,420
Income Tax Expense (Benefit)	14,409	12,019	11,010	(4,383)	14,477

Net Income (Loss)	21,648	17,894	16,448	(43,878)	20,943

Net Income Attributable to Noncontrolling Interests	(120)	(121)	(108)	(52)	(119)
Net Income (Loss) Attributable to Lumos Networks Corp.	$21,528	$17,773	$16,340	$(43,930)	$20,824

Basic and Diluted Earnings (Loss) per Common Share
Attributable to Lumos Networks Corp. Stockholders
(Pro Forma and Unaudited for 2011)
Earnings (Loss) per Share - Basic (4)	$0.97	$0.81	$0.78	$(2.11)
Earnings (Loss) per Share - Diluted (4)	$0.95	$0.80	$0.76	$(2.11)

Cash Dividends Declared per Share - Common Stock	$0.56	$0.56	$0.56	$0.14

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$14,140	$14,114	$2	$10,547	$489
Marketable securities	16,870	38,480	-	-	-
Property and equipment, net	429,451	378,723	336,589	299,958	273,906
Total assets	622,614	606,300	516,519	498,600	540,793
Total debt	373,383	379,978	312,225	326,576	180,721
Stockholders' equity attributable to
Lumos Networks Corp.	$92,677	$86,333	$64,050	$52,383	$265,794

(1)

The consolidated financial statements of Lumos Networks for the period January 1, 2011 through October 31, 2011 and as of and for the year ended December 31, 2010 have been adjusted to reflect certain corporate expenses, including equity-based compensation expense, of NTELOS which were not previously allocated to the NTELOS segments.  These adjustments have been reflected beginning January 1, 2006.  Equity attributable to Lumos Networks has not been adjusted to reflect these corporate expenses for periods prior to January 1, 2006.

(2)	Selling, general and administrative expenses include equity-based compensation expense, as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Equity-based compensation expense	$4,340	$6,778	$3,912	$2,383	$1,529

(3)

Selling, general and administrative expenses for the year ended December 31, 2014 include a curtailment gain of approximately $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under our postretirement medical plan.

(4)

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

Overview

Lumos Network Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions over our approximately 7,800 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; (iii) monetize our approximately 7,800 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic; (iv)  proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measured performance and allocated resources during 2014.  In 2013, we had three reportable operating segments: strategic data, legacy voice and access.  In January 2014, we completed a business reorganization to further focus on the carrier and enterprise business markets while maintaining our commitment to residential and small business customers.  Accordingly, we revised our reportable segments to reflect the way the chief operating decision makers are managing the business and measuring performance under the new organizational structure.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.  Financial information concerning our reportable segments presented below includes restated segment results for the years ended December 31, 2013 and 2012 consistent with the restructuring of our operating segments in 2014.

Our data segment provided 52.9%, 50.2% and 43.8% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Revenue for our data segment increased 2.4% for the year ended December 31, 2014, as compared to 2013.  This segment, which includes our enterprise data, transport, and FTTC product groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These businesses, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain or accelerate our revenue growth in our data segment depends on our ability to obtain capital on acceptable terms and implement our “edge out” expansion plans in a timely manner, attract new customers and expand our relationships with existing customers, manage our churn through customer retention programs and by upgrading existing customers from legacy technologies to carrier Ethernet services and respond to competition from other data service providers in existing and new markets.

The 2.4% growth in our data segment revenues in 2014 was achieved primarily through increases in long-term contracts with large U.S. wireless carriers, as reflected in the addition of 250 fiber to the cell sites in 2014 and the addition of second tenants to existing connected cell towers.  Our sales force is focused on taking advantage of increased carrier bandwidth demand, particularly for long-term fiber to the cell site contracts from wireless carriers that are deploying LTE data services, selling into the “edge out” markets, maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers, and improving penetration in existing markets.  As of December 31, 2014, we had 858 cell towers and 1,477 buildings connected to our fiber network, including 31 data centers.  Our FTTC revenue increased $5.7 million, or 39.7%, as a result of the growth in connected towers.  The growth in FTTC revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.    Revenues from our enterprise data products was essentially flat due to declines in private line and other enterprise data products, primarily as a result of churn from competition from national carriers and cable operators in our markets, that offset growth from metro Ethernet and carrier end user product lines.

As we continue to connect additional cell towers to our network and make further progress with implementing our “edge out” strategy in 2015, which includes extending and upgrading our fiber optic network in the key Virginia markets of Richmond and Norfolk and in Western Pennsylvania, we believe that the effect of churn on legacy product lines will begin to be more than offset by revenue from new enterprise customers, FTTC contracts and inter-carrier connectivity.

Our R&SB segment provided 35.8%, 38.9% and 44.6% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  This segment includes legacy voice and IP services products targeted to our residential and small business customers.  Revenue declined 10.7% for our R&SB segment in 2014 as compared to 2013 primarily due to the decline in revenues from legacy voice products and CLEC access. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided 11.3%, 10.9% and 11.7% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  This business requires limited incremental capital to maintain the underlying assets and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLECs, which provide service to the rural Virginia cities of Waynesboro and Covington, and portions of the Virginia counties of Alleghany, Augusta and Botetourt.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $22.5 million, $16.6 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, the majority of which are reported in our RLEC access segment.

Our operating income margins were 25.1%, 22.1%  and 19.9%  for the years ended December 31, 2014, 2013 and 2012, respectively.  Excluding a $10.8 million curtailment gain recognized in 2014 as a result of the discontinuance of certain postretirement medical benefits, our operating income margins were 19.7% in 2014.  Our Adjusted EBITDA margins, as defined below, were 50.0%, 46.4% and 43.0% for the years ended December 31, 2014, 2013 and 2012, respectively.  Excluding the curtailment gain, our Adjusted EBITDA margin was 44.6% for 2014.  The decrease in our Adjusted EBITDA margin for 2014 is primarily due to a decline in operating revenues partially offset by a shift towards higher margin product lines and selling, general and administrative expense reductions.  Our operating income margins are also impacted by increased depreciation expense resulting from our capital investments in our fiber optic network and internal business systems.

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

•

Selling, general and administrative expenses, including network operating and selling costs (which includes salaries, wages and benefits of network operations personnel, customer care, engineering, marketing, sales and other indirect network costs, but excludes network access costs), billing, publication of regional telephone directories, directory services, bad debt expenses, taxes other than income, executive services, accounting, legal, purchasing, information technology, human resources and other general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and amortization of actuarial losses and other gains or losses related to retirement and postretirement employee benefit plans;

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

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating revenues decreased  $6.0 million, or 2.9%, from 2013 to 2014 resulting from a  decrease in R&SB segment revenues of $8.6 million, partially offset by an increase in data segment revenues of $2.5 million.   The growth in data segment revenues was primarily driven by an increase in FTTC revenue of $5.7 million, which increase was partially offset by declines in transport revenues.    The $8.6 million decline in R&SB segment revenues is due primarily to line loss from legacy voice products. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $4.6 million from $45.8 million in 2013 to $50.5 million in 2014 due primarily to the $10.8 million curtailment gain related to discontinuance of benefits under the postretirement medical plan referenced above, partially offset by a $4.5 million decrease in gross margin (operating revenues less network access costs) and a $2.9 million increase in depreciation and amortization costs due to capital investment primarily in our fiber network assets.  Variances in the individual line items on the consolidated statements of income are described in the operating expenses section below.

Adjusted EBITDA was $100.6 million in 2014 compared to Adjusted EBITDA of  $96.3 million in 2013.  Excluding the curtailment gain for the postretirement medical plan, Adjusted EBITDA was $89.9 million for 2014.  The year-over-year decrease in Adjusted EBITDA is primarily attributable to the decline in total operating revenues, as described above and in further detail below.

Net income attributable to Lumos Networks increased $3.8 million from 2013 to 2014. Reflected in these results was a $4.6 million increase in operating income and decrease in other expenses due to the non-recurrence of secondary offering costs and costs associated with the debt refinancing in 2013, offset by an increase in interest expense of $0.7 million (net of changes in the fair value of interest rate swap derivatives) and increase in income tax expense of $2.4 million.

OPERATING REVENUES

The following table identifies our operating revenues by major product group for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		$ Variance	% Variance
(Dollars in thousands)	2014	2013
Operating Revenues:
Data:
Enterprise data	$42,334	$42,404	$(70)	(0.2)%
Transport	44,373	47,434	(3,061)	(6.5)%
FTTC	19,935	14,274	5,661	39.7%
Total data	106,642	104,112	2,530	2.4%
R&SB:
Legacy voice	49,578	56,466	(6,888)	(12.2)%
IP services	16,645	17,221	(576)	(3.3)%
CLEC access	5,805	6,972	(1,167)	(16.7)%
Total R&SB	72,028	80,659	(8,631)	(10.7)%
RLEC Access	22,786	22,704	82	0.4%
Total operating revenues	$201,456	$207,475	$(6,019)	(2.9)%

Data.    Data revenues increased $2.5 million, or 2.4%, in 2014.  The overall increase in data revenues is due to growth in contracts with wireless carriers for fiber-to-the-cell site services, partially offset by churn in data transport revenues due to network grooming activities as described below:

•

Enterprise Data.  Enterprise data revenues remained relatively flat year-over-year.  Combined growth in revenues from our metro Ethernet and carrier end user products was $1.7 million in 2014.  We connected to 1,477 on-net buildings as of December 31, 2014, as compared to 1,344 as of December 31, 2013.  The growth in these product revenues was offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

•	Transport. The 6.5% decrease in transport revenue was primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.
•

FTTC.  Revenues from our fiber-to-the-cell site contracts grew 39.7% in 2014.  This growth is attributable to a 41.1% increase in our fiber connections to wireless cell sites, from 608 at December 31, 2013 to 858 at December 31, 2014 and the addition of second tenants to existing connected cell towers.

R&SB.  Revenue from residential and small business products declined 10.7% in 2014 as compared to 2013.  This decline was primarily due to the continuing churn of legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to VoIP services (which is included in data segment revenues).  As of December 31, 2014, we operated approximately 27,250  RLEC telephone access lines and approximately 83,400 competitive voice lines, compared to approximately 28,900 and 95,700, respectively, as of December 31, 2013.  This represents a 5.7% year-over-year decline in RLEC telephone access lines and a 12.9%  year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was more than offset by declines in revenue from legacy DSL products.  Our total video subscribers increased from 5,034 at December 31, 2013 to 5,352 at December 31, 2014.

RLEC Access.  Revenue from RLEC access increased slightly year-over-year primarily as a result of the recovery of certain additional intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above, offset by declines in revenues due to the decrease in telephone access lines and intrastate access rate reductions mandated by regulatory rate reform.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$40,868	$42,417	$(1,549)	(3.7)%
Selling, general and administrative	64,782	76,749	(11,967)	(15.6)%
Depreciation and amortization	45,212	42,320	2,892	6.8%
Accretion of asset retirement obligations	118	104	14	13.5%
Restructuring charges	-	50	(50)	(100.0)%
Total operating expenses	$150,980	$161,640	$(10,660)	(6.6)%

Network Access Costs.  Network access costs decreased $1.5 million, or 3.7%, from the prior year primarily due to network grooming and the overall decrease in voice access lines, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $12.0 million, or 15.6%, in 2014 as compared to 2013 primarily as a result of a net curtailment gain of approximately $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under our postretirement medical plan and other reductions in personnel-related costs such as non-cash and incentive compensation and pension-related costs, partially offset by increased salaries and wages.  We also incurred lower rent, repairs and maintenance and operating taxes, which decreases were partially offset by increased advertising and marketing costs and professional fees.

Depreciation and Amortization.  Depreciation and amortization increased $2.9 million, or 6.8%, over 2013.  This net increase is attributable to a $3.5 million increase in depreciation expense, partially offset by a $0.6 million decrease in amortization expense related to customer intangibles for which an accelerated amortization method is applied based on these assets’ estimated pattern of benefits.  The increase in depreciation expense is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our network including infrastructure upgrades and fiber to the cell site installations and internal business systems.

The following table identifies our operating expenses by segment for the years ended December 31, 2014 and 2013 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Segment Operating Expenses:
Data	$54,917	$50,608	$4,309	8.5%
R&SB	52,128	56,000	(3,872)	(6.9)%
RLEC Access	4,547	4,543	4	0.1%
Total segment operating expenses	$111,592	$111,151	$441	0.4%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$111,592	$111,151	$441	0.4%
Depreciation and amortization and
accretion of asset retirement obligations	45,330	42,424	2,906	6.8%
Equity-based compensation expense	4,340	6,778	(2,438)	(36.0)%
Employee separation charges	244	-	244	100.0%
Restructuring charges	-	50	(50)	(100.0)%
Amortization of actuarial losses	248	1,237	(989)	(80.0)%
Gain on curtailment of retiree medical benefits	(10,774)	-	(10,774)	100.0%
Total operating expenses	$150,980	$161,640	$(10,660)	(6.6)%

Data.  Total operating expenses attributed to our data segment increased $4.3 million, or 8.5%, from 2013 to 2014 due to a $0.2 million increase in network access costs, a $2.2 million increase in network operating and engineering costs and a $1.9 million increase in other selling, general and administrative expenses.   The increases in network access and operating costs are directly attributable to our investment of resources in our network operations to support the growth in this segment in 2014 and drive future growth.  The increase in selling, general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the data segment grows in relation to the other segments and the redirection of our sales, marketing, customer service, engineering and other resources to support and grow the data business.

R&SB.  The $3.9 million, or 6.9%, decrease in total operating costs attributed to our R&SB segment is primarily attributable to a $1.7 million decrease in network access costs and a $2.2 million decrease in network operating and engineering costs.  The decrease in network access costs and network operating costs is due to an approximate 11.2% year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and internal reorganization to shift resources away from the legacy businesses to our data segment.  The decrease in selling, general and administrative costs is primarily attributable to the decrease in allocated corporate expenses as the data segment grows and we redirect our sales, marketing, customer service, engineering and other resources away from the legacy businesses to support and grow the data business.

RLEC Access.  Operating costs for the RLEC access segment remained materially consistent with the prior year.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Interest expense	$(15,575)	$(14,191)	$(1,384)	9.8%
Gain (loss) on interest rate swap derivatives	492	(144)	636	N/M
Other income (expense), net	664	(1,587)	2,251	N/M
Total other expenses, net	$(14,419)	$(15,922)	$1,503	(9.4)%
Income tax expense	$14,409	$12,019	$2,390	19.9%

N/M - not meaningful

Interest Expense.  Interest expense in 2014 and 2013 primarily consists of incurred interest costs associated with our Credit Facility as well as amortization of debt issuance costs.  The year-over-year increase in interest expense of $1.4 million is attributable to the debt refinancing in April 2013, which resulted in a higher outstanding principal balance and a $0.2 million increase in amortization of debt issuance costs in 2014 as compared to 2013 (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

(Gain) Loss on Interest Rate Swap Derivatives.  The Company recognized a gain on interest rate swap derivatives of $0.5 million in 2014 and a loss of $0.1 million for 2013.  These gains and losses are reflective of mark-to-market adjustments to record the liability associated with the interest rate swap derivatives at fair value on the consolidated balance sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other income of $0.7 million in 2014 primarily consists of interest income earned on marketable securities. Other expenses of $1.6 million for 2013 includes approximately $0.9 million of expense related to unamortized debt issuance costs that were written off in connection with the April 2013 debt refinancing transaction and $0.8 million of administrative, legal and accounting costs associated with the secondary offering of our common stock in November 2013 (see Note 1 in Part II, Item 8. Financial Statements and Supplementary Data).

Income Tax Expense.  Income tax expense for the years ended December 31, 2014 and 2013 was $14.4 million and $12.0 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation for 2014 and 2013 and limitations on certain officer compensation for 2013.  The increase in income tax expense was primarily due to an increase in income before taxes.  Our effective tax rate was 40.0% in 2014 as compared to 40.2% in 2013.

At December 31, 2014, we had unused federal net operating losses (“NOLs”) of approximately  $28.3 million, net of adjustments for unrecognized income tax benefits.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2013 compared to year ended December 31, 2012

Operating revenues increased $0.6 million, or 0.3%, from 2012 to 2013 resulting from an increase in data segment revenues of $13.6 million, largely offset by an aggregate decrease in R&SB and RLEC access segment revenues of $13.0 million.  The growth in data segment revenues was primarily driven by an increase in FTTC revenue of $7.5 million and increases in enterprise data and transport revenues of $3.5 million and $2.6 million, respectively, from 2012 to 2013.  The $13.0 million decline in R&SB and access segment revenues is due primarily to line loss, access rate reductions resulting from regulatory actions, access reconfigurations and network grooming by carriers. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

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

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$42,404	$38,936	$3,468	8.9%
Transport	47,434	44,813	2,621	5.8%
FTTC	14,274	6,785	7,489	110.4%
Total data	104,112	90,534	13,578	15.0%
R&SB:
Legacy voice	56,466	64,146	(7,680)	(12.0)%
IP services	17,221	18,461	(1,240)	(6.7)%
CLEC access	6,972	9,613	(2,641)	(27.5)%
Total R&SB	80,659	92,220	(11,561)	(12.5)%
RLEC Access	22,704	24,117	(1,413)	(5.9)%
Total operating revenues	$207,475	$206,871	$604	0.3%

Data.  Our  data segment consists of the enterprise data, transport and FTTC product groups.  Changes in revenue by product group are as follows:

•

Enterprise Data.  Enterprise data revenues increased $3.5 million, or 8.9%, in 2013, primarily driven by growth in customer bandwidth demand and a 12.4% increase in on-net buildings, from 1,196 as of December 31, 2012 to 1,344 as of December 31, 2013.  Revenue from our metro Ethernet product was the largest contributor to our enterprise data growth in 2013, increasing $4.0 million, or 25.8%, from the prior year.  The growth in metro Ethernet product revenues was partially offset by declines in private line and other enterprise data products as a result of network grooming and technological product upgrades by existing customers.

•	Transport. The 5.8% increase in transport revenue was primarily attributable to growth in carrier demand and fiber network expansion.
•

FTTC.  Revenues from FTTC products increased $7.5 million, or $110.4%, from 2012 to 2013 as a result of a 64% increase in our fiber connections to wireless cell sites, from 370 as of December 31, 2012 to 608 as of December 31, 2013, and the addition of second tenants to existing connections.

R&SB.  The 12.5% decline in revenues was primarily due to the churn in voice lines due to product replacement by newer technologies, the increasing use of wireless devices and our shift in focus to VoIP (which is included in data segment revenues) and other data products.    As of December 31, 2013, we operated approximately 28,900 RLEC telephone access lines and 95,700 competitive voice lines, compared to approximately 31,200 and 110,000, respectively, as of December 31, 2012.  This represents a 7.4% year-over-year decline in RLEC telephone access lines and a 13.0% year-over-year decline in competitive voice lines primarily due to competition from cable operators in our markets and wireless substitution.  Growth in revenues from high speed fiber-to-the-premise Broadband XL and video services were more than offset by declines in the legacy DSL products in our IP services product group.

RLEC Access.  The 5.9% decline in access revenues is primarily due to a net 7.4% year-over-year decrease in access lines and rate reductions beginning in July 2012 based on rate actions from regulatory authorities, partially offset by the impact of certain cost recovery programs, as described in the overview section above.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$42,417	$46,845	$(4,428)	(9.5)%
Selling, general and administrative	76,749	79,176	(2,427)	(3.1)%
Depreciation and amortization	42,320	38,884	3,436	8.8%
Accretion of asset retirement obligations	104	124	(20)	(16.1)%
Restructuring charges (1)	50	2,981	(2,931)	(98.3)%
Gain on settlements, net (2)	-	(2,335)	2,335	100.0%
Total operating expenses	$161,640	$165,675	$(4,035)	(2.4)%

(1)

In 2012, we completed a cost reduction plan involving an employee reduction-in-force, the consolidation of certain facilities and freezing of the accumulation of benefits under certain postretirement plans.  Restructuring charges of $3.0 million were recognized in 2012 and less than $0.1 million were recognized in 2013 in connection with this plan (see Note 12 in Part II, Item 8. Financial Statements).

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

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Segment Operating Expenses:
Data	$50,608	$43,571	$7,037	16.2%
R&SB	56,000	67,694	(11,694)	(17.3)%
RLEC Access	4,543	6,717	(2,174)	(32.4)%
Total segment operating expenses	$111,151	$117,982	$(6,831)	(5.8)%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$111,151	$117,982	$(6,831)	(5.8)%
Depreciation and amortization and
accretion of asset retirement obligations	42,424	39,008	3,416	8.8%
Equity-based compensation expense	6,778	3,912	2,866	73.3%
Employee separation charges	-	2,346	(2,346)	(100.0)%
Restructuring charges	50	2,981	(2,931)	(98.3)%
Amortization of actuarial losses	1,237	1,781	(544)	(30.5)%
Gain on settlements, net	-	(2,335)	2,335	100.0%
Total operating expenses	$161,640	$165,675	$(4,035)	(2.4)%

Data.  Total operating expenses attributed to our data segment increased $7.0 million, or 16.2%, from 2012 to 2013 due to a $0.4 million increase in network access costs, a $4.8 million increase in network operating and engineering costs and a $1.8 million increase in other selling, general and administrative expenses.   The increases in network access and operating costs are directly attributable to our investment of resources in our network operations to support the 15.0% growth in this segment in 2013 and drive future growth.  The increase in selling, general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the data segment grows in relation to the other segments and the redirection of our sales, marketing, customer service, engineering and other resources to support and grow the data segment.

R&SB.  The $11.7 million, or 17.3%, decrease in total operating costs attributed to our R&SB segment is driven by a $4.8 million decrease in network access costs, a $5.0 million decrease in network operating and engineering costs and a $1.9 million decrease in other selling, general and administrative expenses.  The decrease in network access costs and network operating costs is due to an approximate 11.8% year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and internal reorganization to shift resources away from the legacy businesses to our data segment.  At the end of 2012, we completed a reduction-in-force of approximately 10% of our employees, which primarily impacted our legacy businesses.

RLEC Access.  The decrease in operating costs allocated to the RLEC access segment of our business of $2.2 million, or 32.4%, is primarily attributable to shifting corporate costs to other segments as the revenue in this segment declines.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	$ Variance	%Variance
Interest expense	$(14,191)	$(11,921)	$(2,270)	19.0%
Loss on interest rate swap derivatives	(144)	(1,898)	1,754	(92.4)%
Other income, net	(1,587)	81	(1,668)	N/M %
Total other expenses, net	$(15,922)	$(13,738)	$(2,184)	15.9%
Income tax expense	$12,019	$11,010	$1,009	9.2%

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

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for each of the quarters in 2014 and 2013.  This unaudited quarterly information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data.  The unaudited consolidated quarterly statement of income data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report.  The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.  Certain reclassifications have been made to segment results within revenue and operating expenses for prior interim periods to conform to the current period presentation primarily as a result of the restructuring of our operating segments in 2014.

Summary Operating Results (Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2014	2014	2014	2014	2013	2013	2013	2013
Operating Revenues
Data	$27,310	$26,488	$26,707	$26,137	$26,943	$26,094	$25,706	$25,369
R&SB	17,423	17,668	18,290	18,647	19,094	20,055	20,453	21,057
RLEC Access	5,952	6,360	5,168	5,306	4,966	5,478	6,152	6,108
Total Operating Revenues	50,685	50,516	50,165	50,090	51,003	51,627	52,311	52,534

Operating Expenses
Data	14,681	13,504	13,312	13,420	12,931	13,081	12,351	12,245
R&SB	12,800	13,165	13,060	13,103	13,178	14,365	14,097	14,360
RLEC Access	1,331	1,146	1,070	1,000	862	1,135	1,312	1,234
Operating expenses, before depreciation and
amortization and accretion of asset
retirement obligations, equity-based
compensation expense, employee
separation charges, restructuring charges,
amortization of actuarial losses, and
gain on curtailment of retiree medical benefits	28,812	27,815	27,442	27,523	26,971	28,581	27,760	27,839
Depreciation and amortization and accretion
of asset retirement obligations	12,094	11,310	11,240	10,686	10,801	11,200	10,829	9,594
Equity-based compensation expense	1,231	1,123	1,152	834	1,242	3,183	1,328	1,025
Employee separation charges	-	-	19	225	-	-	-	-
Restructuring charges	-	-	-	-	-	10	-	40
Amortization of actuarial losses	56	64	64	64	309	309	309	310
Gain on curtailment of retiree medical benefits	(567)	(10,207)	-	-	-	-	-	-
Total Operating Expenses	41,626	30,105	39,917	39,332	39,323	43,283	40,226	38,808
Operating Income	9,059	20,411	10,248	10,758	11,680	8,344	12,085	13,726

Other Income (Expenses)
Interest expense	(3,820)	(3,969)	(3,812)	(3,974)	(3,816)	(3,841)	(3,406)	(3,128)
Gain (loss) on interest rate swap derivatives	97	302	(16)	109	(34)	(564)	267	187
Other income (expenses)	135	179	170	180	(783)	78	(907)	25
Total Other Expenses, net	(3,588)	(3,488)	(3,658)	(3,685)	(4,633)	(4,327)	(4,046)	(2,916)
Income Before Income Taxes	5,471	16,923	6,590	7,073	7,047	4,017	8,039	10,810

Income tax expense	2,007	6,713	2,711	2,978	2,982	1,464	3,241	4,332
Net Income	3,464	10,210	3,879	4,095	4,065	2,553	4,798	6,478
Net (Income) Loss Attributable to
Noncontrolling Interests	(51)	(3)	(33)	(33)	-	(16)	(36)	(69)
Net Income Attributable to Lumos
Networks Corp.	$3,413	$10,207	$3,846	$4,062	$4,065	$2,537	$4,762	$6,409

Basic and Diluted Earnings per Common
Share Attributable to Lumos Networks Corp.
Stockholders:

Earnings per share - basic	$0.15	$0.46	$0.17	$0.18	$0.18	$0.12	$0.22	$0.30
Earnings per share - diluted	$0.15	$0.45	$0.17	$0.18	$0.18	$0.11	$0.22	$0.30

Cash Dividends Declared per Share -
Common Stock	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14

Liquidity and Capital Resources

For the years ended December 31, 2014, 2013 and 2012, our cash flow from operations totaled approximately $79.8 million, $74.3 million and $72.2 million, respectively.  Our cash flow from operations is primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers and suppliers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of repaying debt obligations,  to fund investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations, may be used to repay debt obligations or fund capital expenditures.

As of December 31, 2014, we had $471.1 million in aggregate long-term liabilities, consisting of $360.6 million in borrowings under our 2013 Credit Facility (defined below) ($368.4 million including the current portion), $2.6 million in capital lease obligations and $108.0 million in other long-term liabilities, inclusive of deferred income tax liabilities of $87.9 million, pension and other postretirement obligations of $18.3 million and other long-term liabilities of $1.8 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of December 31, 2014.

Our Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items as set for in the credit agreement governing the Credit Facility (the “Credit Agreement”).  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).    Based on the excess cash flow calculation for the year ended December 31, 2014, the distributable amount was increased by $12 million on January 1, 2015.  The distributable amount as of December 31, 2014 was $5.4 million.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00.  Based on the excess cash flow calculation as of December 31, 2014, no mandatory prepayment was due for the year ended December 31, 2014.

Under the Credit Agreement,  we are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of December 31, 2014, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at December 31, 2014
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.71	Not more than 4.50
Minimum interest coverage ratio	6.99	Not less than 3.25

On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”) and amended certain terms of the Credit Facility (the “Amended Credit Facility”).  We will use the net proceeds from Term Loan C to fund capital expenditures for customer builds related to new fiber-to-the-cell site contracts.  The amendment includes changes to the maximum leverage ratio and the pricing of the Credit Facility as discussed below.

Pricing of the Amended Credit Facility is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.  The Credit Facility does not require a minimum LIBOR rate.  The Term Loan A matures in 2018 with quarterly payments of 1.25% per annum from September 30, 2014 through December 31, 2016 and 2.50% per annum thereafter.  The Term Loan B matures in 2019 with quarterly payments of 1% per annum beginning on September 30, 2013.  The Term Loan C matures in full in 2019 with quarterly payments of 1% per annum beginning on June 30, 2015.  The Revolver matures in full in 2018.

The Amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.50:1.00 through December 31, 2014.  The Amended Credit Facility sets a maximum leverage ratio of 5.00:1.00 through December 31, 2015,   4.75 in 2016, 4.50 in 2017, 4.25 in 2018 and 4.00:1.00 thereafter.  The Amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the consolidated balance sheet as of December 31, 2014.    As of December 31, 2014, the combined total net present value of the Company’s future minimum lease payments was $5.0 million.

The following table presents a summary of our cash flow activity for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$79,809	$74,254	$72,215
Net cash used in investing activities	(63,433)	(104,903)	(56,339)
Net cash (used in) provided by financing activities	(16,350)	44,761	(26,421)
Increase (decrease) in cash and cash equivalents	$26	$14,112	$(10,545)

Operating.  The increase in cash flows from operations in 2014 as compared to 2013 is primarily due to changes in working capital largely due to timing of payments to vendors and a decrease in income taxes paid partially offset by the decrease in Adjusted EBITDA of $6.5 million (excluding the impact of the non-cash curtailment gain).

The increase in cash flows from operations in 2013 as compared to 2012 was due to an increase in Adjusted EBITDA of $7.4 million and a decrease in retirement plan contributions of $2.0 million, partially offset by an increase in cash interest payments of $1.3 million due to the debt refinancing in 2013 and changes in working capital largely due to timing of payments to vendors and employees.

Investing.    The decrease in cash used in investing activities from 2013 to 2014 is primarily due to cash proceeds from the sale or maturity of marketable securities, net of purchases, of $21.2 million in 2014, as compared to net purchases of $38.6 million in 2013 offset by an increase in capital expenditures of $15.8 million.  Capital expenditures for 2014 were comprised of  (i) $68.7 million for success-based customer projects and network expansion, (ii) $4.8 million for infrastructure upgrades and network maintenance, and (iii) $10.6 million for information technology, facility related projects and increase in inventory on hand.

The increase in cash used in investing activities from 2012 to 2013 was primarily due to cash used for the purchase of marketable securities of $38.6 million in 2013 and an increase in capital expenditures of $8.5 million.  Capital expenditures for 2013 were comprised of  (i) $51.3 million for success-based customer projects and network expansion, (ii) $5.0 million for infrastructure upgrades and network maintenance, and (iii) $12.0 million for information technology and facility related projects.

We currently expect capital expenditures for 2015 to be approximately $112 million.  We expect these capital expenditures to primarily be spent on network expansion projects, including our approximate 665 route-mile expansion between Richmond, VA and Norfolk, VA, enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, fiber to the cell site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through December 31, 2014, we have constructed a network of approximately 7,800 route miles.  Approximately 40% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 60% of our network under IRU agreements.  During 2015, we also expect to allocate a portion of our capital resources to provide essential network facility upgrades and fiber-to-the-home deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.

In April 2013, we entered into a $425 million credit facility consisting of a $50 million senior secured five-year revolving credit facility, a $100 million senior secured five-year amortizing term loan and a $275 million senior secured six-year amortizing term loan (the “2013 Credit Facility”).  The proceeds from the debt refinancing were used to repay all outstanding obligations under the 2011 Credit Facility (see above), which amounted to approximately $311 million, and to pay debt issuance costs of $4.9 million, with the remaining proceeds used to fund a working capital cash reserve.  We did not draw down on the $50 million revolving credit facility during the remainder of 2013 or in 2014.    We received proceeds of $28 million from Term Loan C on January 2, 2015.

The net cash used in financing activities in 2014 was primarily for repayment of principal on the 2013 Credit Facility of $5.3 million, payments for capital lease obligations of $1.5 million and dividend payments of $12.5 million, offset by proceeds by stock option exercises totaling $2.9 million.

The net cash provided by financing activities in 2013 was primarily the result of $59.1 million of net proceeds from the initial funding of the 2013 Credit Facility and $1.2 million of proceeds from stock option exercises, partially offset by $2.8 million net repayments on the credit facilities and capital lease obligations and dividend payments of $12.2 million.

As of December 31, 2014, we had approximately $14.1 million in cash and cash equivalents and approximately $16.9 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  We also have $4.2 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant. As of December 31, 2014 we had working capital (current assets minus current liabilities) of approximately $12.3 million.  We expect that the cash we generate from operations combined with our cash on hand, marketable securities and our expected borrowings under our currently undrawn revolving line of credit will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  However,  if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in attaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to raise future capital.

As discussed in previously in Regulation and this Management’s Discussion and Analysis, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the Connect American Fund (“CAF”) payments to us.

Our board of directors declared cash dividends on our common stock of $0.14 per share in each of the four quarters of 2014 and 2013.  We paid $12.5 million in cash dividends to our common stockholders during the year ended December 31, 2014.  On March 4, 2015, our board of directors suspended our quarterly dividend in favor of allocating capital to growth opportunities.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2014:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations (1),(3)	$368,375	$7,750	$20,500	$340,125	$-
Capital lease obligations (3)	5,008	2,477	2,463	68	-
Operating lease obligations	3,059	657	1,368	647	387
Purchase obligations	8,373	8,373	-	-	-
Total	$384,815	$19,257	$24,331	$340,840	$387

(1)Represents the borrowings under the 2013 Credit Facility (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

(2)Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other postretirement benefit plans (see Note 11 in Part II, Item 8. Financial Statements and Supplementary Data).

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services are rendered or products are delivered, installed and functional, as applicable, the price to the buyer is fixed and determinable and collectability is reasonably assured.  Certain services require payment in advance of service performance. In such cases, we record a service liability at the time of billing and subsequently recognize revenue ratably over the service period.  We bill customers certain transactional taxes on service revenues.  These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

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

Trade Accounts Receivable

We sell our services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  We have credit and collection policies to maximize collection of trade receivables and require deposits on certain sales.  We estimate an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables use historical results, current and expected trends and changes in credit policies.

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

We believe that no impairment indicators exist as of December 31, 2014 that would require us to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

We restructured our operating segments in 2014 and, as a result, we reassigned goodwill to the new reporting units using a relative fair value allocation approach.  We have attributed our goodwill balance to our segments at December 31, 2014, as follows:

(In thousands)	December 31, 2014
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

For additional information on the January 1, 2014 restructuring of our segments, see Note 4  in Part II, Item 8. Financial Statements and Supplementary Data.

As of October 1, 2014, we performed goodwill impairment testing for each of our reporting units with goodwill, which were two of our three operating segments (data and R&SB).  We elected to bypass the qualitative assessment due to the restructuring of our operating segments and performed the step one quantitative test utilizing a combination of a discounted cash flow method and a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours.    The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete five-year projection period.  We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which was based on our incremental borrowing rate and a market risk premium.  We also reconciled the estimated fair values of the segments to our market capitalization as of October 1, 2014 and concluded that they provided a reasonable basis for fair value.  Based on the results of this annual impairment testing, we determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

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

We also provide certain health care and life insurance benefits for retired employees that meet eligibility requirements through two qualified nonpension postretirement benefit plans.  The health care plan is contributory, with participants’ contributions adjusted annually.  The life insurance plan is also contributory.  These obligations, along with all of the pension plans and other postretirement benefit plans, are assumed by us.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994.  Neither plan is eligible to employees hired after April 1993.  The accounting for the plans anticipates that we will maintain a consistent level of cost sharing for the benefits with the retirees.  Our share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.  Effective December 31, 2014, we terminated the health care benefits under the Other Postretirement Benefit Plans.  Eligible retirees will receive partial compensation for settlement of accrued benefits through a series of supplemental pension payments.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. The adoption of this ASU in the first quarter of 2014 did not have a material impact on our consolidated balance sheet as of December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for us on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are still in the process of evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million Credit Facility in April 2013.  As of December 31, 2014, $368.4 million was outstanding under our Credit Facility. As of December 31, 2014, we had a leverage ratio of 3.71:1.00 and an interest coverage ratio 6.99:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $5.0 million as of December 31, 2014.

Under the terms of our 2013 Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our term loans (approximately $184.2 million at December 31, 2014).  We entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  A portion of the interest rate swap agreements were terminated in connection with the debt refinancing.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At December 31, 2014, our financial assets in the consolidated balance sheet included unrestricted cash and cash equivalents of approximately $14.1 million, which is comprised of deposits in non-interest bearing accounts with financial institutions of $12.7 million, highly liquid fixed income securities of $1.4 million, deposits in money market mutual funds of less than $0.1 million, and marketable securities of $16.9 million, substantially all of which are short-term fixed income securities.  Other non-current securities and investments totaled $0.9 million at December 31, 2014.

As of December 31, 2014, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at December 31, 2014, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$368,375	$370,769	$375,560	$366,071
Capital lease obligations	$5,008	$5,008	$5,011	$4,987

Item 8.  Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumos Network Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of Lumos Network Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 6, 2015

 Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2014	December 31, 2013
Assets

Current Assets
Cash and cash equivalents	$14,140	$14,114
Marketable securities	16,870	38,480
Restricted cash	4,208	4,324
Accounts receivable, net of allowance of $1,217 ($1,485 in 2013)	22,925	22,917
Other receivables	2,113	1,588
Income tax receivable	172	1,116
Prepaid expenses and other	4,321	3,960
Deferred income taxes	5,601	7,289
Total Current Assets	70,350	93,788

Securities and Investments	914	699

Property, Plant and Equipment
Land and buildings	19,726	19,561
Network plant and equipment	540,108	474,010
Furniture, fixtures and other equipment	45,729	34,549
Total in service	605,563	528,120
Under construction	34,426	25,889

	639,989	554,009
Less accumulated depreciation and amortization	210,538	175,286

Total Property, Plant and Equipment, net	429,451	378,723

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $90,086 ($81,600 in 2013)	15,884	25,071
Deferred charges and other assets	5,718	7,722
Total Other Assets	121,899	133,090

Total Assets	$622,614	$606,300

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2014	December 31, 2013
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$10,227	$6,688
Accounts payable	20,257	13,076
Dividends payable	3,152	3,091
Advance billings and customer deposits	14,029	13,502
Accrued compensation	1,516	2,185
Accrued operating taxes	4,618	4,375
Other accrued liabilities	4,223	3,992
Total Current Liabilities	58,022	46,909

Long-term Liabilities
Long-term debt	363,156	373,290
Retirement benefits	18,257	16,848
Deferred income taxes	87,864	79,087
Other long-term liabilities	1,746	2,832
Income tax payable	110	328

Total Long-term Liabilities	471,133	472,385

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,579 shares issued and 22,544 shares outstanding (22,158 shares issued and 22,109 shares outstanding in 2013)	226	222
Additional paid-in capital	143,545	138,166
Treasury stock, 35 shares at cost (49 shares in 2013)	(41)	(404)
Accumulated deficit	(38,567)	(47,578)
Accumulated other comprehensive loss, net of tax	(12,486)	(4,073)
Total Lumos Networks Corp. Stockholders' Equity	92,677	86,333
Noncontrolling Interests	782	673

Total Equity	93,459	87,006

Total Liabilities and Equity	$622,614	$606,300

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012

Operating Revenues	$201,456	$207,475	$206,871

Operating Expenses
Network access costs	40,868	42,417	46,845
Selling, general and administrative	64,782	76,749	79,176
Depreciation and amortization	45,212	42,320	38,884
Accretion of asset retirement obligations	118	104	124
Restructuring charges	-	50	2,981
Gain on settlements, net	-	-	(2,335)
Total Operating Expenses, net	150,980	161,640	165,675
Operating Income	50,476	45,835	41,196

Other Income (Expenses)
Interest expense	(15,575)	(14,191)	(11,921)
Gain (loss) on interest rate swap derivatives	492	(144)	(1,898)
Other income (expenses), net	664	(1,587)	81
Total Other Expenses, net	(14,419)	(15,922)	(13,738)
Income Before Income Taxes	36,057	29,913	27,458

Income Tax Expense	14,409	12,019	11,010

Net Income	21,648	17,894	16,448

Net Income Attributable to Noncontrolling Interests	(120)	(121)	(108)

Net Income Attributable to Lumos Networks Corp.	$21,528	$17,773	$16,340

Basic and Diluted Earnings Per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic	$0.97	$0.81	$0.78
Earnings per share - diluted	$0.95	$0.80	$0.76

Cash Dividends Declared per Share - Common Stock	$0.56	$0.56	$0.56

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net Income	$21,648	$17,894	$16,448

Other Comprehensive Income, Net of Tax:
Adjustment to unrecognized loss due to curtailment of postretirement medical plan benefits, net of $463 of income taxes for the year ended December 31, 2014	725	-	-
Net unrecognized (loss) gain from defined benefit plans, net of $5,944, $4,992 and $1,958 of income taxes for the years ended December 31, 2014, 2013 and 2012, respectively	(9,271)	7,840	3,076
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $97, $481 and $693 of income taxes for the years ended December 31, 2014, 2013 and 2012, respectively (see Note 2)	151	756	1,088
Unrealized (loss) gain on available-for-sale marketable securities, net of $5 and $3 of income taxes for the year ended December 31, 2014 and 2013, respectively	(18)	7	-

Other Comprehensive (Loss) Income, Net of Tax	(8,413)	8,603	4,164

Total Comprehensive Income	13,235	26,497	20,612

Less: Comprehensive Income Attributable to Noncontrolling Interests	(120)	(121)	(108)

Comprehensive Income Attributable to Lumos Networks Corp.	$13,115	$26,376	$20,504

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$21,648	$17,894	$16,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,025	32,496	27,750
Amortization	9,187	9,824	11,134
Accretion of asset retirement obligations	118	104	124
Deferred income taxes	14,477	11,503	10,514
(Gain) loss on interest rate swap derivatives	(492)	144	1,898
Equity-based compensation expense	4,340	6,778	3,912
Amortization of debt issuance costs	1,461	1,280	812
Write off of unamortized debt issuance costs	-	890	-
Gain on settlement	-	-	(3,035)
Curtailment gain	(10,774)	-	-
Retirement benefits, net of cash contributions and distributions	(1,628)	(330)	665
Excess tax benefits from share-based compensation	-	(1,060)	(428)
Other	221	(163)	-
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	845	(241)	218
(Increase) decrease in other current assets	(124)	832	(3,503)
Changes in income taxes	615	(501)	99
Increase (decrease) in accounts payable	3,112	(3,798)	1,946
Increase (decrease) in other current liabilities	778	(1,398)	3,661
Net Cash Provided by Operating Activities	79,809	74,254	72,215

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(84,100)	(68,334)	(59,881)
Broadband network expansion funded by stimulus grant	(878)	(29)	(1,351)
Proceeds from disposal of managed services business	-	-	750
Purchases of marketable securities	(19,516)	(38,560)	-
Proceeds from sale of marketable securities	40,679	-	-
Change in restricted cash	116	979	2,251
Cash reimbursement received from broadband stimulus grant	116	979	2,251
Purchase of tradename asset	-	-	(333)
Other	150	62	(26)
Net Cash Used in Investing Activities	(63,433)	(104,903)	(56,339)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	-	375,000	-
Payment of debt issuance costs	-	(4,872)	-
Principal payments on senior secured term loans	(5,250)	(308,876)	(2,000)
Borrowings from revolving credit facility	-	15,000	9,783
Principal payments on revolving credit facility	-	(18,521)	(21,261)
Termination payments of interest rate swap derivatives	-	(858)	-
Cash dividends paid on common stock	(12,456)	(12,213)	(11,951)
Principal payments under capital lease obligations	(1,468)	(1,456)	(1,542)
Proceeds from stock option exercises and employee stock purchase plan	2,892	1,222	122
Excess tax benefits from share-based compensation	-	1,060	428
Other	(68)	(725)	-
Net Cash (Used in) Provided by Financing Activities	(16,350)	44,761	(26,421)
Increase (decrease) in cash and cash equivalents	26	14,112	(10,545)
Cash and Cash Equivalents:
Beginning of Year	14,114	2	10,547

End of Year	$14,140	$14,114	$2

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	21,235	65	212	126,427	-	(57,416)	(16,840)	52,383	444	52,827
Adjustments related to spin-off
from NTELOS Holdings Corp.				(1,337)				(1,337)		(1,337)
Net income attributable to Lumos
Networks Corp.						16,340		16,340		16,340
Other comprehensive income,
net of tax							4,164	4,164		4,164
Equity-based compensation
expense				3,065				3,065		3,065
Adjustments to excess tax benefit
from stock-based compensation				428				428		428
Restricted shares issued, shares
issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	375	47	4	987				991		991
Cash dividends declared ($0.56 per
share)						(11,984)		(11,984)		(11,984)
Net income attributable to
noncontrolling interests								-	108	108
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$64,050	$552	$64,602
Adjustments related to spin-off
from NTELOS Holdings Corp.				(144)				(144)		(144)
Net income attributable to Lumos
Networks Corp.						17,773		17,773		17,773
Other comprehensive income,
net of tax							8,603	8,603		8,603
Equity-based compensation
expense				5,847				5,847		5,847
Adjustments to excess tax benefit
from stock-based compensation				1,060				1,060		1,060
Restricted shares issued, shares
issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	451	(63)	5	709	(404)			310		310
Stock option exercises	97		1	1,124				1,125		1,125
Cash dividends declared ($0.56 per
share)						(12,291)		(12,291)		(12,291)
Net income attributable to
noncontrolling interests								-	121	121
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$86,333	$673	$87,006
Net income attributable to Lumos
Networks Corp.						21,528		21,528		21,528
Other comprehensive income,
net of tax							(8,413)	(8,413)		(8,413)
Equity-based compensation
expense				3,377				3,377		3,377
Adjustments to excess tax benefit
from stock-based compensation				(1,488)				(1,488)		(1,488)
Restricted shares issued, shares
issued through the employee stock purchase plan, and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	211	(14)	4	673	363			1,040		1,040
Stock option exercises	210			2,817				2,817		2,817
Cash dividends declared ($0.56 per
share)						(12,517)		(12,517)		(12,517)
Net income attributable to
noncontrolling interests								-	109	109
Balance, December 31, 2014	22,579	35	$226	$143,545	$(41)	$(38,567)	$(12,486)	$92,677	$782	$93,459

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

On November 20, 2013, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 2,888,939 shares, priced at $20.00 per share.  This resulted in Quadrangle’s ownership declining from approximately 26% to approximately 13%. The Company did not receive any proceeds from the offering, and the Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.8 million, are included in other expenses in the consolidated statement of income for the year ended December 31, 2013.

Note 2.  Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercised control.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services are rendered or products are delivered, installed and functional, as applicable, the price to the buyer is fixed and determinable and collectability is reasonably assured.  Certain services of the Company require payment in advance of service performance. In such cases, the Company records a service liability at the time of billing and subsequently recognizes revenue ratably over the service period.  The Company bills customers certain transactional taxes on service revenues.  These transactional taxes are not included in reported revenues as they are recognized as liabilities at the time customers are billed.

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

Cash Equivalents and Marketable Securities

The Company considers its investments in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at December 31, 2014 and 2013 consist of debt securities not classified as cash equivalents.  The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of December 31, 2014 and 2013.

The Company previously utilized a swingline credit facility that it had with its primary commercial bank.  This swingline facility was terminated in April 2013, concurrent with the closing of the Company’s debt refinancing (see Note 5).  The Company had a book overdraft related to this master cash account of $1.8 million as of December 31, 2012.  The Company classified the respective changes in the book overdraft amount in cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2013 and 2012.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals which are contingent on adherence to the program requirements.  The Company received $0.1 million, $1.0 million and $2.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, for the reimbursable portion of the qualified recoverable expenditures to date.  The Company has a $1.3 million receivable for the reimbursable portion of the qualified recoverable expenditures as of December 31, 2014.  At December 31, 2014, the Company’s pledged account balance was $4.2 million.  This escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates. The Company includes bad debt expense in selling, general and administrative expense in the consolidated statements of income.    The following table shows the activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Allowance for doubtful accounts, beginning	$1,485	$1,822	$2,822
Additions:
Charged to expense	604	249	523
Charged to other accounts	(19)	346	368
Deductions	(853)	(932)	(1,891)
Allowance for doubtful accounts, ending	$1,217	$1,485	$1,822

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

The Company believes that no impairment indicators exist as of December 31, 2014 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experience and future expectations.  In 2012, the Company revised the useful lives of certain leasehold improvements as a result of the termination of a building lease and recognized accelerated depreciation costs of $1.4 million as a result of this change in estimate, which is included in depreciation and amortization expense for the year ended December 31, 2012.

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including certain software licenses, is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  At December 31, 2014 and 2013, other intangibles were comprised of the following:

		2014		2013
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	5 to 15 yrs	$103,108	$(88,406)	$103,108	$(79,399)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,680)	3,563	(2,201)
Total		$105,970	$(90,086)	$106,671	$(81,600)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2014 or 2013.  Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $9.2 million, $9.8 million and $11.1 million, respectively.

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

As described in Note 4, the Company restructured its operating segments in 2014 and, as a result, reassigned goodwill to the new reporting units using a relative fair value allocation approach.  As of December 31, 2014, goodwill was attributed to the Company’s segments as follows:

(In thousands)	December 31, 2014
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

As of October 1, 2014, the Company performed its annual goodwill impairment test for each of its reporting units with goodwill, which are two of our three operating segments (data and R&SB).  The Company elected to bypass the qualitative assessment due to the restructuring of its operating segments and applied step one of the quantitative test as described above.  Based on the results of this annual impairment testing, the Company determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

The gross amount of goodwill was $133.7 million and the accumulated impairment loss was $33.4 million for a net carrying amount of $100.3 million as of December 31, 2014 and 2013. There was no activity in the consolidated goodwill accounts for the years ended December 31, 2014 and 2013.

Accounting for Asset Retirement Obligations

An asset retirement obligation is evaluated and recorded as appropriate on assets for which the Company has a legal obligation to retire.  The Company records a liability for an asset retirement obligation and the associated asset retirement cost capitalized at the time the underlying asset is acquired.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Asset retirement obligations, beginning	$1,401	$1,236
Additional asset retirement obligations recorded, net of
adjustments in estimates	(19)	61
Accretion of asset retirement obligations	118	104
Asset retirement obligations, ending	$1,500	$1,401

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within selling, general and administrative expenses in the consolidated statements of income).  Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $0.8 million and $1.1 million, respectively.

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

The Company also provides certain health care and life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The health care plan is contributory, with participants’ contributions adjusted annually.  The life insurance plan is also contributory.  These obligations, along with all of the pension plans and other postretirement benefit plans, are assumed by the Company.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994.  Neither plan is eligible to employees hired after April 1993.  Effective December 31, 2014, the Company terminated the health care benefits under the Other Postretirement Benefit Plans.  Eligible retirees will receive partial compensation for settlement of accrued benefits through a series of supplemental pension payments.  As a result, the Company recognized a curtailment gain of $10.8 million in the year ended December 31, 2014 (see Note 11.)

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

Total equity-based compensation expense related to all of the share-based awards (Note 9), including the Company’s 401(k) matching contributions, was $4.3 million, $6.8 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which amounts are included in selling, general and administrative expenses in the consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at December 31, 2014 for the years 2015 through 2019 are estimated to be $3.4 million, $3.4 million, $2.3 million, $0.5 million and less than $0.1  million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  ASU 2013-11 was effective prospectively for public entities for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Prospective application applies to unrecognized tax benefits that exist at the date of adoption and those that arise after adoption. The adoption of this ASU in the first quarter of 2014 did not have a material impact on the Company’s consolidated balance sheet as of December 31, 2014.

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

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of December 31, 2014 and 2013 are summarized below.

(In thousands)	December 31, 2014	December 31, 2013
Cash equivalents:
Money market mutual funds	$49	$267
Corporate debt securities	1,357	1,106
Total cash equivalents	1,406	1,373
Marketable securities:
Certificates of deposit	-	2,000
Commercial paper	998	5,246
Debt securities issued by U.S. Government agencies	2,734	8,483
Municipal bonds	353	500
Corporate debt securities	12,785	22,251
Total marketable securities, available-for-sale	16,870	38,480

Total cash equivalents and marketable securities	$18,276	$39,853

At December 31, 2014 and 2013, the carrying values of the investments included in cash and equivalents approximated fair value.  The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of December 31, 2014:

(In thousands)	Total
Due in one year or less	$2,789
Due after one year through two years	14,081
Total debt securities	$16,870

The Company received total proceeds of $40.7 million from the sale or maturity of available-for-sale marketable securities during the year ended December 31, 2014.  The Company did not receive any material proceeds from the sale or maturity of available-for-sale marketable securities or recognize any material realized net gains or losses during the year ended December 31, 2013.  Net unrealized holding gains on available-for-sale securities were less than $0.1 million for each of the years ended December 31, 2014 and 2013 and are included in accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2014 and 2013.

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

Summarized financial information concerning the Company’s reportable segments is presented in the following table, which includes restated segment results for the years ended December 31, 2013 and 2012 consistent with the restructuring of the Company’s operating segments in 2014.

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the year ended December 31, 2014
Operating revenues	$106,642	$72,028	$22,786	$-	$201,456
Network access costs	15,990	24,878	-	-	40,868
Network operating and selling costs	24,833	17,656	1,544	-	44,033
Other general and administrative expenses	14,094	9,594	3,003	(5,942)	20,749
Adjusted EBITDA(1)	51,725	19,900	18,239	10,774	100,638
Capital expenditures	66,570	7,089	-	10,441	84,100

For the year ended December 31, 2013:
Operating revenues	$104,112	$80,659	$22,704	$-	$207,475
Network access costs	15,801	26,616	-	-	42,417
Network operating and selling costs	22,616	19,869	1,850	-	44,335
Other general and administrative expenses	12,191	9,515	2,693	8,015	32,414
Adjusted EBITDA(1)	53,504	24,659	18,161	-	96,324
Capital expenditures	48,085	6,693	1,634	11,922	68,334

For the year ended December 31, 2012:
Operating revenues	$90,534	$92,220	$24,117	$-	$206,871
Network access costs	15,424	31,421	-	-	46,845
Network operating and selling costs	17,776	24,836	3,167	-	45,779
Other general and administrative expenses	10,371	11,437	3,550	8,039	33,397
Adjusted EBITDA(1)	46,963	24,526	17,400	-	88,889
Capital expenditures	43,709	7,985	597	7,590	59,881

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

The Company’s CODMs do not currently review total assets by segment since the majority of the assets are shared by the segments and centrally-managed.  However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segment product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the segments.  The Company did not allocate the curtailment gain of $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under the postretirement medical plan to the segments and this amount is included in corporate unallocated charges for the year ended December 31, 2014 in the table above.

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating income	$50,476	$45,835	$41,196
Depreciation and amortization and accretion of asset
retirement obligations	45,330	42,424	39,008
Sub-total:	95,806	88,259	80,204
Amortization of actuarial losses	248	1,237	1,781
Equity-based compensation	4,340	6,778	3,912
Employee separation charges (1)	244	-	2,346
Restructuring charges (2)	-	50	2,981
Gain on settlements, net (3)	-	-	(2,335)
Adjusted EBITDA	$100,638	$96,324	$88,889

(1)

Employee separation charges in 2012 and 2014 include employee separation benefits which were provided for in the separation agreements of executive officers who left the Company.  These charges are included in selling, general and administrative expense on the consolidated statements of income.

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

One of the Company's carrier customers, AT&T, individually accounted for 10% of the Company's total revenue for the year ended December 31, 2014 and 8% of the Company’s total revenue for each of the years ended December 31, 2013 and 2012.  Another carrier customer, Verizon, accounted for 8% of the Company’s total revenue for the year ended December 31, 2014 and 10% of the Company’s total revenue for each of the years ended December 31, 2013 and 2012.  Revenue from these carrier customers was derived primarily from network access, data transport and fiber to the cell site services.

Note 5.  Long-Term Debt

As of December 31, 2014 and 2013, the Company’s outstanding long-term debt consisted of the following components:

(In thousands)	2014	2013
Credit Facility	$368,375	$373,625
Capital lease obligations	5,008	6,353
Long-term debt	373,383	379,978

Less: current portion of long-term debt	10,227	6,688
Long-term debt, excluding current portion	$363,156	$373,290

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of December 31, 2014,  no borrowings were outstanding under the Revolver.

On January 2, 2015, the Company entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility “Term Loan C” and amended certain terms of the Credit Facility.  The Company will use the net proceeds from Term Loan C to fund new FTTC projects.  The amendment includes changes to the maximum leverage ratio and the pricing of the Credit Facility as discussed below.

Pricing of the Credit Facility, as amended in January 2015, is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.      The Credit Facility does not require a minimum LIBOR rate.  The Term Loan A matures in 2018 with quarterly payments of 1.25% per annum from September 30, 2014 through December 31, 2016 and 2.50% per annum thereafter.  The Term Loan B matures in 2019 with quarterly payments of 1% per annum beginning on September 30, 2013.  The Term Loan C matures in full in 2019 with quarterly payments of 1% per annum beginning on June 30, 2015.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.50:1.00 through December 31, 2014.  As amended, the Credit Facility sets a maximum leverage ratio of  5.00:1.00 through December 31, 2015,   4.75 in 2016, 4.50 in 2017, 4.25 in 2018 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At December 31, 2014, the Company’s leverage ratio was 3.71:1.00 and its interest coverage ratio was 6.99:1.00.  The Company was in compliance with its debt covenants as of December 31, 2014.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  Based on the excess cash flow calculation for the year ended December 31, 2014, the distributable amount was increased by $12 million on January 1, 2015.  The distributable amount as of December 31, 2014 was $5.4 million.

The Company entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby the Company swaps one-month LIBOR with a fixed rate of approximately 0.8%.  In connection with the aforementioned debt refinancing in April 2013, the Company paid $0.9 million to terminate a portion of this interest rate swap agreement.  In accordance with the terms of the Credit Facility, the Company entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap agreements up to 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5%.  The combined notional amount of the interest rate swap instruments was $184.2 million at December 31, 2014.  The Company recognized a net gain on interest rate swap derivatives of $0.5 million for the year ended December 31, 2014 and a net loss of $0.1 million for the year ended December 31, 2013.

In connection with the refinancing in April 2013, the Company deferred an additional $4.9 million in debt issuance costs and expensed approximately $0.9 million of unamortized debt issuance costs associated with the previous credit facility, which expense is included in other expenses on the consolidated statement of income for the year ended December 31, 2013.  Total unamortized debt issuance costs were $5.2 million and $6.6 million as of December 31, 2014 and 2013, respectively, which amounts are included in deferred charges and other assets on the consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.3 million and $0.8 million, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the consolidated statements of income as an offset to interest expense.  The patronage credits were $0.7 million, $1.3 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The aggregate maturities of the Term Loan A and Term Loan B under the Credit Facility are $7.7 million in 2015, $7.7 million in 2016, $12.8 million in 2017, $80.3 million in 2018 and $259.9 million in 2019.  The aggregate maturities of the Term Loan C under the Credit Facility are $0.2 million in 2015, $0.3 million in each of 2016, 2017 and 2018 and $26.9 million in 2019.  The revolver under the Credit Facility, under which no borrowings are outstanding as of December 31, 2014, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the year ended December 31, 2014 was 4.05%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At December 31, 2014, the carrying value and accumulated amortization of the related assets were $3.3 million and $1.9 million, respectively.  In 2013, the Company entered into a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which the Company classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of December 31, 2014, the carrying value and accumulated depreciation of the related asset were $5.9 million and $1.8 million, respectively.  As of December 31, 2014, the combined total net present value of the Company’s future minimum lease payments is $5.0 million and the principal portion of these capital lease obligations was due as follows:  $2.5 million in 2015, $2.3 million in 2016, $0.1 million in 2017 and $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Cash payments (receipts):
Interest (net of amounts capitalized)	$13,206	$13,278	$11,972
Income taxes	(680)	970	1,892
Supplemental investing and financing
activities:
Additions to property and equipment
included in accounts payable and
other accrued liabilities	8,373	6,145	6,621
Capital lease obligations	123	6,544	380
Dividend declared not paid	$3,152	$3,091	$3,013

Cash payments for interest for the years ended December 31, 2014,  2013 and 2012 in the table above are net of $0.9 million, $0.7 million and $0.1 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives and the Credit Facility (including the current portion) as of December 31, 2014 and 2013.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at December 31, 2014 and 2013.  Marketable securities and interest rate swap derivatives are recorded in the consolidated balance sheets at fair value (see Note 3 and Note 5).

The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$49	$-	$-	$49
Corporate debt securities	-	1,357	-	1,357
Total cash equivalents	49	1,357	-	1,406
Marketable securities:
Commercial paper	-	998	-	998
Debt securities issued by U.S. Government agencies	-	2,734	-	2,734
Municipal bonds	-	353	-	353
Corporate debt securities	-	12,785	-	12,785
Total marketable securities	-	16,870	-	16,870
Total financial assets	$49	$18,227	$-	$18,276

Liabilities:
Interest rate swap derivatives	$-	$665	$-	$665
Total financial liabilities	$-	$665	$-	$665

	Fair Value Measurements at December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$267	$-	$-	$267
Corporate debt securities	-	1,106	-	1,106
Total cash equivalents	267	1,106	-	1,373
Marketable securities:
Certificates of deposit	-	2,000	-	2,000
Commercial paper	-	5,246	-	5,246
Debt securities issued by U.S. Government agencies	-	8,483	-	8,483
Municipal bonds	-	500	-	500
Corporate debt securities	-	22,251	-	22,251
Total marketable securities	-	38,480	-	38,480
Total financial assets	$267	$39,586	$-	$39,853

Liabilities:
Interest rate swap derivatives	$-	$1,157	$-	$1,157
Total financial liabilities	$-	$1,157	$-	$1,157

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

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$368,375	$370,769	$373,625	$366,955
Capital lease obligations	5,008	5,008	6,353	6,353

The fair value of the Credit Facility was estimated based on an internal analysis of the forward-looking interest rates as of the measurement date, compared to the forward looking interest rates at inception, assuming no change in the credit profile of the Company or market demand for similar instruments.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $0.9 million and $0.7 million as of December 31, 2014 and 2013, respectively, of which $0.8 million and $0.6 million, respectively, represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

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

The computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income attributable to Lumos Networks Corp.	$21,528	$17,773	$16,340
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(540)	(425)	(331)
Numerator for basic and diluted earnings per common share	20,988	17,348	16,009

Denominator:
Weighted average basic shares outstanding	22,328	21,887	21,392
Less: weighted average participating securities and nonvested performance-based restricted shares	(581)	(579)	(434)
Denominator for basic earnings per common share	21,747	21,308	20,958
Plus: potentially dilutive stock options	363	368	15
Denominator for diluted earnings per common share	22,110	21,676	20,973

Basic earnings per share	$0.97	$0.81	$0.78

Diluted earnings per share	$0.95	$0.80	$0.76

For the year ended December 31, 2014, the denominator for diluted earnings per common share excludes 598,463 shares related to stock options and 17,383 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2013, the denominator for diluted earnings per common share excludes 310,933 shares related to stock options and 20,100 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2012,  the denominator for diluted earnings per common share excludes 1,546,900 shares related to stock options and 45,324 shares related to restricted stock awards which would be antidilutive for the period.

Note 9.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  The Equity and Cash Incentive Plan was amended in May 2014 to increase the share reserve by 1,500,000 common shares.  As of December 31, 2014,  the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 5,500,000 and 1,529,263 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 298,278 stock options and 212,320 shares of restricted stock under the Equity and Cash Incentive Plan during the year ended December 31, 2014.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.    Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some restricted stock awards vest on a graded vesting schedule over a five year period.    Certain stock options and restricted shares granted by the Company contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  In 2013, the Company recognized compensation expense totaling $1.8 million related to the accelerated vesting of equity awards for which the target market price had been achieved.

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

The fair value of each option award with service-only vesting conditions is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options.  For awards granted in 2014, the Company used historical trading prices for its common stock to estimate volatility assumptions.  Prior to 2014, the Company used peer group and other publicly available market data to estimate volatility assumptions due to limited trading history of its own common stock.  The expected option life represents the period of time that the options granted are expected to be outstanding and is determined using the simplified method.  The expected dividend yield is estimated based on the Company’s actual dividend yield at the date of the grant.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $6.68, $3.33 and $2.34, respectively.  The following weighted-average assumptions were used in estimating the grant date fair value of these awards:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Risk-free interest rate	1.96%	1.34%	1.40%
Expected volatility	59.52%	44.19%	43.42%
Expected dividend yield	3.54%	4.70%	5.77%
Expected term	6.1 years	6.6 years	7 years

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

The summary of the activity and status of the Company’s stock options for the year ended December 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2013	2,266	$12.19
Granted during the period	298	15.68
Exercised during the period	(210)	13.46
Forfeited during the period	(123)	12.82
Expired during the period	(5)	15.91
Stock options outstanding at December 31, 2014	2,226	$12.49	6.5 years	$9,972

Stock options exercisable at December 31, 2014	1,254	$12.27	5.1 years	$5,913
Total stock options outstanding, vested and expected to vest
at December 31, 2014	2,148	$12.50		$9,604

The total intrinsic value of stock options exercised during the year ended December 31, 2014 and 2013 was $0.3 million and $0.9 million, respectively.  No options were exercised during the year ended December 31, 2012.    The total fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $0.5 million,  $2.3 million and $1.1 million, respectively.    As of December 31, 2014, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The summary of the activity and status of the Company’s restricted stock for the year ended December 31, 2014 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2013	560	$11.93
Granted during the period	212	15.60
Vested during the period	(102)	11.56
Forfeited during the period	(56)	11.97
Restricted stock outstanding at December 31, 2014	614	$13.26

As of December 31, 2014, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $4.6 million and $2.2 million, respectively.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  As of December 31, 2014,  73,570 shares remained available for issuance under the employee stock purchase plan.  New common shares will be issued for purchases under this plan or treasury shares will be reissued.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the year ended December 31, 2014, 7,669 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was less than $0.1 million for the years ended December 31, 2014, 2013 and 2012.

Note 10.  Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Current tax (benefit) expense:
Federal	$-	$-	$-
State	(68)	516	496
Total current tax (benefit) expense	(68)	516	496

Deferred tax expense:
Federal	11,908	10,102	8,982
State	2,569	1,401	1,532
Total deferred tax expense	14,477	11,503	10,514
Total income tax expense	$14,409	$12,019	$11,010

Total income tax expense was different than an amount computed by applying the graduated federal statutory income tax rates to income before taxes.  The reasons for the differences are as follows for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Computed tax expense at federal statutory
rate of 35%	$12,620	$10,470	$9,610
Nondeductible compensation	27	307	91
Noncontrolling interests	(47)	(50)	(37)
Nondeductible public offering costs	-	285	-
State income taxes, net of federal income
tax impact	1,626	1,246	1,318
Other, net	183	(239)	28
Total income tax expense	$14,409	$12,019	$11,010

During the year ended December 31, 2014, the Company reclassified tax benefits of approximately $1.5 million from additional paid-in capital to deferred tax liabilities associated with unrealized excess tax benefits related to stock compensation plans.  During the years ended December 31, 2013 and 2012, the Company recognized excess tax benefits of approximately $1.1 million and $0.4 million in additional paid-in-capital related to stock compensation plans.  As of December 31, 2014, these tax benefits are available to offset future taxable income.  The Company recognized tax (benefits) expense of ($5.4 million),  $5.5 million and $1.8 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the years ended December 31, 2014, 2013 and 2012, respectively, in accordance with FASB ASC 715.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2014 and 2013 are presented below:

(In thousands)	2014	2013
Deferred income tax assets:
Retirement benefits other than pension	$2,337	$6,909
Pension and related plans	4,872	-
Net operating loss	9,488	6,200
Accrued expenses	4,588	4,480
Other	725	170
Total deferred income tax assets	22,010	17,759

Deferred income tax liabilities:
Property and equipment	(97,460)	(82,040)
Intangibles	(6,813)	(7,271)
Pension and related plans	-	(246)
Total deferred income tax liabilities	(104,273)	(89,557)
Net deferred income tax liability	$(82,263)	$(71,798)

Balance sheet classification of deferred income taxes:
Net current deferred income tax asset	$5,601	$7,289
Net non-current deferred income tax liability	(87,864)	(79,087)
Net deferred income tax liability	$(82,263)	$(71,798)

At December 31, 2014, the Company had federal net operating losses (“NOLs”) of $28.3 million, net of adjustments for unrecognized income tax benefits (“UTBs”).  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to UTBs in interest expense and penalties on UTBs in income tax expense.  A reconciliation of the change in the UTB balance for the years ended December 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Balance at beginning of year	$1,125	$609
Additions for tax positions related to the current year	344	291
Increases for tax positions related to prior years	11	554
Statute of limitations expiration	(368)	(329)
Balance at end of year	$1,112	$1,125

All of the Company’s UTBs as of December 31, 2014 and 2013 were adjusted through income tax expense.  The Company does not expect to have any material changes to its UTBs over the next twelve months.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, the tax years that remain open and subject to federal and state audit examinations are 2011-2013 as of December 31, 2014.

Note 11.  Pension Plans and Other Postretirement Benefits

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”), as well as non-qualified pension plans and other postretirement benefit plans (“OPEBs”) for its eligible employees.  The Company recognized total income of $1.1 million (excluding the curtailment gain discussed below) and $0.7 million in 2014 and 2013, respectively, and total periodic benefit cost of $2.2 million in 2012 for all qualified and non-qualified pension and OPEBs plans.  Effective December 31, 2012, the Company froze the accumulation of benefits under the Pension Plan and the supplemental executive retirement plan.  As such, no further benefits will be accrued by plan participants for services rendered after that date under either of these plans.    Effective December 31, 2014, the Company terminated the health care benefits under the Other Postretirement Benefit Plans.  Eligible retirees will receive partial compensation for settlement of accrued benefits through a series of supplemental pension payments.  As a result, the Company recognized a curtailment gain of approximately $10.8 million in the year ended December 31, 2014, which was calculated as the decrease in the accumulated benefit obligation resulting from the termination of the medical portion of the Other Postretirement Benefit Plans less unrecognized losses in accumulated other comprehensive loss and less the actuarially determined cost of the benefit obligation that was transferred to the Pension Plan in the form of supplemental benefit payments on December 31, 2014.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2014, 2013 and 2012 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in benefit obligations:
Benefit obligations, beginning of period	$57,209	$64,511	$64,061	$12,800	$12,874	$12,511
Service cost	-	-	2,043	80	91	78
Interest cost	2,622	2,432	2,698	373	485	525
Actuarial loss (gain)	13,547	(7,199)	5,942	887	26	201
Benefits paid, net	(2,956)	(2,756)	(2,475)	(671)	(676)	(441)
Curtailment gain	-	-	(8,519)	(12,625)	-	-
Transfer	470	221	761	-	-	-
Benefit obligations, end of period	70,892	57,209	64,511	844	12,800	12,874

Change in plan assets:
Fair value of plan assets, beginning of period	57,847	51,675	45,109	-	-	-
Actual return on plan assets	3,555	8,897	6,610		-	-
Employer contributions	-	-	2,000	671	676	441
Benefits paid	(2,999)	(2,812)	(2,492)	(671)	(676)	(441)
Transfer	-	87	448	-	-	-
Fair value of plan assets, end of period	58,403	57,847	51,675	-	-	-

Funded status:
Non-current asset		(638)	-	-	-	-
Current liabilities	-	-	-	72	671	553
Non-current liabilities	12,489	-	12,836	772	12,129	12,321
Funded status recognized in the consolidated balance sheets	$12,489	$(638)	$12,836	$844	$12,800	$12,874

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	(18,119)	(3,711)	(16,778)	(65)	(1,211)	(1,480)
Income taxes	7,066	1,444	6,527	25	471	576
Net amount recognized in accumulated other comprehensive loss	$(11,053)	$(2,267)	$(10,251)	$(40)	$(740)	$(904)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2014 and 2013 was $70.9 million and $57.2 million, respectively.  The increase in the projected benefit obligation is primarily attributable to actuarial losses resulting from a decrease in the discount rate from 4.70%  at December 31, 2013 to 3.85% at December 31, 2014 and updated mortality tables.  The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date.  The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.  The projected benefit obligation is equal to the accumulated benefit obligation as of December 31, 2014 and 2013 since the Pension Plan was frozen effective as of December 31, 2012.

The total amounts reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the years ended December 31, 2014, 2013 and 2012 were less than  $0.1 million, $1.0 million, and $1.5 million, respectively.  Amortization of actuarial losses is included in selling, general and administrative expenses on the consolidated statements of income.

The following table provides the components of net periodic (benefit) expense for the plans for the years ended December 31, 2014, 2013 and 2012:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Components of net periodic (benefit) expense:
Service cost	$-	$-	$2,043	$80	$91	$78
Interest cost	2,622	2,432	2,698	373	485	525
Expected return on plan assets	(4,373)	(3,901)	(3,517)	-	-	-
Amortization of loss	-	918	1,481	23	28	-
Net periodic (benefit) expense	$(1,751)	$(551)	$2,705	$476	$604	$603
Actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2014 and 2013 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Discount rate	3.85%	4.70%	3.85%	4.70%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumptions used in the measurements of the Company’s net income or expense for the consolidated statement of income for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount rate	4.70%	3.85%	4.30%	4.70%	3.85%	4.30%
Expected return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	3.00%	N/A	N/A	N/A

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

In developing the expected long-term rate of return assumption for the assets of the Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset return at December 31, 2014 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category and the fair value by asset category as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	December 31, 2014		December 31, 2013
Asset Category	Actual Allocation	Fair Value	Actual Allocation	Fair Value
Large Cap Value	23%	$13,120	23%	$13,202
Large Cap Blend	11%	6,622	11%	6,558
Mid Cap Blend	6%	3,585	6%	3,559
Small Cap Blend	4%	2,511	4%	2,384
Foreign Stock - Large Cap	7%	3,969	7%	4,069
Bond	34%	19,806	34%	19,559
Cash and cash equivalents	15%	8,790	15%	8,516
Total	100%	$58,403	100%	$57,847

The actual and target allocation for plan assets is broadly defined and measured as follows:

	December 31, 2014		December 31, 2013
Asset Category	Actual Allocation	Target Allocation	Actual Allocation	Target Allocation
Equity securities	51%	50%	49%	50%
Bond securities and cash equivalents	49%	50%	51%	50%
Total	100%	100%	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities,  bonds and cash equivalents (and fair value is based on quoted market prices (Level 1 input within the fair value hierarchy previously defined)).  The allocation between equity and bonds is reset quarterly to the target allocations.  Updates to the allocation are considered in the normal course and changes may be made when appropriate.  The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2014.  At December 31, 2014, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company did not contribute to the Pension Plan in 2014 or 2013 and does not expect to contribute to the Pension Plan in 2015.  The Company expects the net periodic benefit  for the Pension Plan in 2015 to be $0.5 million and the expense for the other postretirement benefit plans in 2015 to be less than $0.1 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands) Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2015	$3,379	$72
2016	2,978	71
2017	3,044	71
2018	3,057	70
2019	3,189	68
2020-2024	16,965	306

Other Benefit Plans

The Company also has a supplemental executive retirement plan (“SERP”).  The Company froze the SERP effective December 31, 2012.  As such, no further benefits will be accrued by plan participants for services rendered and the accumulated benefit obligation is equivalent to the projected benefit obligation for periods ending after that date.    The projected benefit obligation was $4.9 million, $4.3 million and $4.8 million as of December 31, 2014,  2013 and 2012, respectively.    The Company recognized $0.2 million of

expense from previously unrecognized loss related to the supplemental executive retirement plan during the year ended December 31, 2014 and $0.3 million during each of the years ended December 31, 2013 and 2012, all of which is included in selling, general and administrative expenses in the consolidated statements  of income.  The total amount of unrecognized actuarial losses recognized in accumulated other comprehensive income at December 31, 2014 and 2013 related to this plan was $1.4 million, net of income taxes of $0.9 million, and $1.1 million, net of income taxes of $0.7 million, respectively.

The estimated future benefit payments are expected to be $0.2 million annually for each of the years 2015 through 2019 and $1.4 million in aggregate for the years 2020 through 2024.

The Company also has certain other nonqualified postretirement plans assumed from a prior merger.  The projected benefit obligation related to these plans at December 31, 2013 was $0.4 million.  The Company curtailed the medical benefits under these plans as of December 31, 2014, as such there is no material future obligation associated with these plans.

The Company also sponsors a defined contribution 401(k) plan.  The Company’s matching contributions to this plan were  $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company funds its 401(k) matching contributions in shares of the Company’s common stock.

Note 12. Restructuring Charges

In December 2012, the Company announced a cost reduction plan (the “Plan”), which involved closing or consolidating certain of its facilities, reducing its workforce and freezing benefits under both its defined benefit pension plan and its executive supplemental retirement plan.  The Company recognized a total of $3.0 million in restructuring costs in 2012 related to these initiatives, including severance and separation costs of $2.4 million and lease termination costs of $0.6 million.  The Plan was substantially completed as of December 31, 2012.  The Company incurred costs of less than $0.1 million in 2013 and no costs in 2014 associated with this plan and does not expect to incur any additional costs.

Note 13.  Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $2.9 million and $3.5 million, respectively.  The total amount committed under these lease agreements at December 31, 2014 is:  $0.7 million in 2015, $0.5 million in 2016, $0.8 million in 2017, $0.5 million in 2018, $0.1 million in 2019 and $0.4 million for the years thereafter.

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

The Company has other purchase commitments relating to capital expenditures totaling $8.4 million as of December 31, 2014, which are expected to be satisfied during 2015.

Separation and Other Agreements with NTELOS

The Company entered into a series of agreements with NTELOS that were intended to govern the relationship between the Company and NTELOS following the Business Separation, and within such agreements, the companies are required to indemnify each other regarding certain matters.  These agreements include commercial service agreements, a separation and distribution agreement, an employee matters agreement, a tax matters agreement, intellectual property agreements and a transition services agreement.  During the years ended December 31, 2014, 2013 and 2012, the net expense to the Company related to the transition services agreement was less than $0.1 million, $0.1 million and $1.5 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended.  Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework (1992).  Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is attached hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited Lumos Networks Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lumos Networks Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumos Networks Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumos Networks Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 6, 2015

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2015 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2011 Equity and Cash Incentive Plan	2,226,041	$12.49	1,529,263
Employee Stock Purchase Plan	-	-	73,570
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	2,226,041	$12.49	1,602,833

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

(2)  Financial Statement Schedules

Schedules are omitted either because they are not required or they are inapplicable.

(3)  Exhibits

The exhibits on the accompanying Exhibits Index below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Separation and Distribution Agreement, dated as of October 31, 2011, by and between NTELOS Holdings Corp. and Lumos Networks Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.
3.2(2)	Amended and Restated Bylaws of Lumos Networks Corp.
4.1(3)	Form of Common Stock Certificate of Lumos Networks Corp.
4.2(4)	Shareholders Agreement, dated as of October 31, 2011, by and between Lumos Networks Corp. and the shareholders listed on the signature pages thereto
10.1(5)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan (Amended as of March 5, 2014)
10.2(6)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan
10.3(7)

Credit Agreement, dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.4(8)

First Amendment, dated as of October 8, 2013, to the Credit Agreement dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.5(9)

Joinder Agreement and Second Amendment to the Credit Agreement dated as of January 2, 2015, among Lumos Networks Operating Company,  certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.5(10)	Agreement with Harold L. Covert dated March 21, 2014
10.6(11)	Employment Agreement, dated as of August 30, 2012, between Timothy G. Biltz and Lumos Networks Operating Company
10.7(11)	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.8(11)	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.9(11)	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.10(12)	Employment Agreement, dated as of October 3, 2014, between Johan G. Broekhuysen and Lumos Networks Operating Company
10.11(13)	Employment Agreement, dated as of May 29, 2012, between Joseph E. McCourt and Lumos Networks Operating Company
10.12(13)	Employment Agreement, dated as of August 30, 2012, between Mary McDermott and Lumos Networks Operating Company
10.13(15)	Form of Stock Option Award Letter (Service-based)
10.14(15)	Form of Stock Option Award Letter (Performance-based)
10.15(15)	Form of Restricted Stock Award Letter (Service-based)
10.16(15)	Form of Restricted Stock Award Letter (Performance-based)
10.17(14)	Stock Option Award for James A. Hyde
10.18(14)	Restricted Stock Award for James A. Hyde
21.1*	Subsidiaries of Lumos Networks Corp.
23.1*	Consent of KPMG LLP
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed by NTELOS Holdings Corp. on November 4, 2011.
(2)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(3)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(4)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed August 9, 2011.
(5)	Filed as appendix to Proxy Statement on Schedule 14A filed on March 18, 2014.
(6)	Filed as an exhibit to Registration Statement on Form S-8 filed on October 31, 2011.
(7)	Filed as an exhibit to Form 8-K filed on April 30, 2013.
(8)	Filed as an exhibit to Form 10-K filed on March 7, 2014.
(9)	Filed as an exhibit to Form 8-K filed on January 2, 2015.
(10)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 7, 2014.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 1, 2012.
(12)	Filed as an exhibit to Form 8-K filed on October 6, 2014.
(13)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 7, 2014.
(14)	Filed as an exhibit to Annual Report on Form 10-K filed March 23, 2012.
(15)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 3, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ Timothy G. Biltz	President and Chief Executive Officer, Director	March 6, 2015
Timothy G. Biltz	(principal executive officer)

/s/ Johan G. Broekhuysen	Executive Vice President, Chief Financial Officer	March 6, 2015
Johan G. Broekhuysen	and Chief Accounting Officer
(principal financial and accounting officer)

/s/ Steven G. Felsher	Director	March 6, 2015
Steven G. Felsher

/s/ Robert E. Guth	Director	March 6, 2015
Robert E. Guth

/s/ Julia B. North	Director	March 6, 2015
Julia B. North

/s/ Michael K. Robinson	Director	March 6, 2015
Michael K. Robinson

/s/ Brian C. Rosenberg	Director	March 6, 2015
Brian C. Rosenberg

/s/ Michael T. Sicoli	Director	March 6, 2015
Michael T. Sicoli

/s/ Jerry E. Vaughn	Director	March 6, 2015
Jerry E. Vaughn