Form 10-Q
period 2015-03-31
Lumos Networks Corp.
filed 2015-05-05
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 22,753,503 shares of the registrant’s common stock outstanding as of the close of business on April 30, 2015.

LUMOS NETWORKS CORP.
2015 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	March 31, 2015	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$12,654	$14,140
Marketable securities	29,433	16,870
Restricted cash	3,154	4,208
Accounts receivable, net of allowance of $1,321 ($1,217 in 2014)	22,409	22,925
Other receivables	1,289	2,113
Income tax receivable	221	172
Prepaid expenses and other	4,719	4,321
Deferred income taxes	8,350	5,601
Total Current Assets	82,229	70,350

Securities and Investments	1,021	914

Property, Plant and Equipment
Land and buildings	20,129	19,726
Network plant and equipment	555,885	540,108
Furniture, fixtures and other equipment	46,154	45,729
Total in service	622,168	605,563
Under construction	42,746	34,426

	664,914	639,989
Less accumulated depreciation and amortization	220,254	210,538

Total Property, Plant and Equipment, net	444,660	429,451

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $92,232 ($90,086 in 2014)	13,738	15,884
Deferred charges and other assets	6,107	5,718
Total Other Assets	120,142	121,899

Total Assets	$648,052	$622,614

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2015	December 31, 2014
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$10,506	$10,227
Accounts payable	14,520	20,257
Dividends payable	-	3,152
Advance billings and customer deposits	13,733	14,029
Accrued compensation	1,197	1,516
Accrued operating taxes	5,257	4,618
Other accrued liabilities	4,162	4,223
Total Current Liabilities	49,375	58,022

Long-term Liabilities
Long-term debt, excluding current portion	388,872	363,156
Retirement benefits	17,812	18,257
Deferred income taxes	92,663	87,864
Other long-term liabilities	1,728	1,746
Income tax payable	93	110
Total Long-term Liabilities	501,168	471,133

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,795 shares issued and 22,747 shares outstanding (22,579 shares issued and 22,544 shares outstanding in 2014)	228	226
Additional paid-in capital	144,797	143,545
Treasury stock, 48 shares at cost (35 shares in 2014)	(216)	(41)
Accumulated deficit	(35,843)	(38,567)
Accumulated other comprehensive loss, net of tax	(12,273)	(12,486)
Total Lumos Networks Corp. Stockholders' Equity	96,693	92,677
Noncontrolling Interests	816	782

Total Equity	97,509	93,459

Total Liabilities and Equity	$648,052	$622,614

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014

Operating Revenues	$50,495	$50,090

Operating Expenses
Network access costs	9,712	10,714
Selling, general and administrative	19,834	17,932
Depreciation and amortization	11,868	10,659
Accretion of asset retirement obligations	34	27
Restructuring charges	633	-
Total Operating Expenses	42,081	39,332
Operating Income	8,414	10,758

Other Income (Expenses)
Interest expense	(3,486)	(3,974)
Gain on interest rate swap derivatives	82	109
Other (expenses) income , net	(243)	180
Total Other Expenses, net	(3,647)	(3,685)
Income Before Income Taxes	4,767	7,073

Income Tax Expense	2,009	2,978

Net Income	2,758	4,095

Net Income Attributable to Noncontrolling Interests	(34)	(33)

Net Income Attributable to Lumos Networks Corp.	$2,724	$4,062

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic and diluted	$0.12	$0.18

Cash Dividends Declared per Share - Common Stock	$-	$0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net Income	$2,758	$4,095

Other Comprehensive Income, Net of Tax:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $131 and $25 of income taxes for the three months ended March 31, 2015 and 2014, respectively (see Note 2)	206	39
Unrealized holding gain on available-for-sale marketable securities, net of $4 and $10 of income taxes for the three months ended March 31, 2015 and 2014, respectively	7	15

Other Comprehensive Income, Net of Tax	213	54

Total Comprehensive Income	2,971	4,149

Less: Comprehensive Income Attributable to Noncontrolling Interests	(34)	(33)

Comprehensive Income Attributable to Lumos Networks Corp.	$2,937	$4,116

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$2,758	$4,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,722	8,364
Amortization	2,146	2,295
Accretion of asset retirement obligations	34	27
Deferred income taxes	1,916	2,803
Gain on interest rate swap derivatives	(82)	(109)
Equity-based compensation expense	1,225	834
Amortization of debt issuance costs	413	371
Retirement benefits, net of cash contributions and distributions	(108)	(475)
Excess tax benefits from share-based compensation	-	(148)
Other	158	135
Changes in assets and liabilities from operations:
Decrease in accounts receivable	270	902
Decrease in other current assets	21	613
Changes in income taxes	(66)	166
Decrease in accounts payable	(2,504)	(1,258)
Increase in other current liabilities	1,197	1,152
Net Cash Provided by Operating Activities	17,100	19,767

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,224)	(18,117)
Broadband network expansion funded by stimulus grant	(649)	196
Purchases of available-for-sale marketable securities	(22,853)	(7,003)
Proceeds from sale or maturity of available-for-sale marketable securities	10,220	7,804
Change in restricted cash	1,054	-
Cash reimbursement received from broadband stimulus grant	1,054	-
Net Cash Used in Investing Activities	(40,398)	(17,120)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	28,000	-
Payment of debt issuance costs	(861)	-
Principal payments on senior secured term loans	(1,938)	(688)
Cash dividends paid on common stock	(3,152)	(3,091)
Principal payments under capital lease obligations	(98)	(112)
Proceeds from stock option exercises and employee stock purchase plan	17	20
Excess tax benefits from share-based compensation	-	148
Other	(156)	(21)
Net Cash Provided by (Used in) Financing Activities	21,812	(3,744)
Decrease in cash and cash equivalents	(1,486)	(1,097)
Cash and Cash Equivalents:
Beginning of Period	14,140	14,114

End of Period	$12,654	$13,017

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

On March 17, 2015, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 1,600,000 shares on an underwritten basis.  This resulted in Quadrangle’s ownership declining from 12.3% to 5.3%. Quadrangle has a shareholder agreement that was subsequently amended and the Company did not receive any proceeds from the offering.   The Company’s total shares outstanding did not change as a result of this offering. All direct costs of this offering, which were primarily legal and accounting fees, totaled $0.3 million and are included in other expenses in the condensed consolidated statement of income for the three months ended March 31, 2015.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2015 and for the three months ended March 31, 2014 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company earns revenue by providing services through access to and usage of its networks.  Local service revenues are recognized as services are provided.  Carrier data revenues are earned by providing switched access and other switched and dedicated services to other carriers.  Revenues for equipment sales are recognized at the point of sale.

The Company periodically makes claims for recovery of access charges on certain minutes of use terminated by the Company on behalf of other carriers. The Company recognizes revenue in the period when it is determined that the amounts can be estimated and collection is reasonably assured.

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at March 31, 2015 and December 31, 2014 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of March 31, 2015 and December 31, 2014.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project is $16.1 million, of which 50% (approximately $8 million) is being funded by a grant from the federal government.  The project is expected to be completed before September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which can be drawn down ratably following the grant reimbursement approvals, which are contingent on adherence to the program requirements.  The Company received  $1.1 million in cash reimbursements during the three months ended March 31, 2015.  As of March 31, 2015, the Company had a $0.9 million receivable for the reimbursable portion of the qualified recoverable expenditures, and the Company’s pledged account balance was $3.2 million. The escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.  The Company’s allowance for doubtful accounts was $1.3 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts from December 31, 2014 to March 31, 2015:

		Additions
(In thousands)	December 31, 2014	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2015
Allowance for doubtful accounts	$1,217	$136	$34	$(66)	$1,321

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

The Company believes that no impairment indicators exist as of March  31, 2015 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At March 31, 2015 and December 31, 2014, other intangibles were comprised of the following:

		March 31, 2015		December 31, 2014
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	5 to 15 yrs	$103,108	$(90,512)	$103,108	$(88,406)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,720)	2,862	(1,680)
Total		$105,970	$(92,232)	$105,970	$(90,086)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2015.  Amortization expense for the three months ended March 31, 2015 and 2014 was $2.1 million and $2.3 million, respectively.

Amortization expense for the remainder of 2015 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2015	$2,538	$122	$2,660
2016	2,412	163	2,575
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2015.

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

For the three months ended March 31, 2015 and 2014, the components of the Company’s net periodic benefit income for the Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$-	$-
Interest cost	666	656
Expected return on plan assets	(1,028)	(1,093)
Amortization of loss	248	-
Net periodic benefit income	$(114)	$(437)

Pension plan assets were valued at $57.9 million and $58.4 million at March 31, 2015 and December 31, 2014, respectively.  No funding contributions were made during the three months ended March 31, 2015, and the Company does not expect to make a funding contribution during the remainder of 2015.

The Company also provides life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The net periodic benefit cost for the Other Postretirement Benefit Plans was $0.2 million for the three months ended March 31, 2014, which included interest cost of $0.1 million and less than $0.1 million of service cost and amortization of actuarial losses. The Company did not incur any significant costs associated with these plans during the three months ended March 31, 2015.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended March 31, 2015 and 2014 of $0.1 million, and $0.1 million and less than $0.1 million of this expense for each period, respectively, relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.1 million, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statements of income.

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

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $1.2 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at March 31, 2015 are estimated to be $3.6 million for the remainder of 2015, $3.3 million in 2016, $2.5 million in 2017, $0.6 million in 2018,  and less than $0.1 million thereafter.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for the Company on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  The Company is still evaluating what impact, if any, ASU 2015-02 will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 requires retrospective adoption and will be effective for the company beginning January 1, 2016.  Early adoption is permitted.  The Company is still evaluating the effect that ASU 2015-03 will have on the Company’s consolidated financial statements and disclosures.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of March 31, 2015 and December 31, 2014 are summarized below:

(In thousands)	March 31, 2015	December 31, 2014
Cash equivalents:
Money market mutual funds	$390	$49
Corporate debt securities	-	1,357
Total cash equivalents	390	1,406
Marketable securities:
Commercial paper	1,348	998
Debt securities issued by U.S. Government agencies	6,172	2,734
Municipal bonds	352	353
Corporate debt securities	21,561	12,785
Total marketable securities, available-for-sale	29,433	16,870

Total cash equivalents and marketable securities	$29,823	$18,276

At March 31, 2015 and December 31, 2014, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of March 31, 2015:

(In thousands)	Total
Due in one year or less	$18,447
Due after one year through two years	10,986
Total debt securities	$29,433

The Company received total proceeds of $10.2 million and $7.8 million from the sale or maturity of available-for-sale marketable securities during the three months ended March 31, 2015 and 2014, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains on available-for-sale marketable securities were less than $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2015:
Operating revenues	$27,767	$17,265	$5,463	$-	$50,495
Network access costs	3,645	6,067	-	-	9,712
Network operating and selling costs	7,868	3,548	275	-	11,691
Other general and administrative expenses	3,887	2,023	671	1,562	8,143
Adjusted EBITDA(1)	12,367	5,627	4,517	-	22,511
Capital expenditures	23,343	2,123	-	3,758	29,224

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2014:
Operating revenues	$26,137	$18,647	$5,306	$-	$50,090
Network access costs	4,174	6,540	-	-	10,714
Network operating and selling costs	5,922	4,115	326	-	10,363
Other general and administrative expenses	3,324	2,448	674	1,123	7,569
Adjusted EBITDA(1)	12,717	5,544	4,306	-	22,567
Capital expenditures	11,337	2,388	-	4,392	18,117

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

The following table provides a reconciliation of operating income to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating income	$8,414	$10,758
Depreciation and amortization and accretion
of asset retirement obligations	11,902	10,686
Sub-total:	20,316	21,444
Amortization of actuarial losses	337	64
Equity-based compensation	1,225	834
Restructuring charges	633	-
Employee separation charges	-	225
Adjusted EBITDA	$22,511	$22,567

One of the Company’s carrier customers, AT&T, individually accounted for 9% and 10%  of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.    Revenues from this carrier customer were derived primarily from network access, data transport and fiber to the cell site services.

Note 5.  Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Credit Facility	$394,438	$368,375
Capital lease obligations	4,940	5,008
Long-term debt	399,378	373,383
Less: current portion of long-term debt	10,506	10,227
Long-term debt, excluding current portion	$388,872	$363,156

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan facility under the existing credit facility (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of March 31, 2015, no borrowings were outstanding under the Revolver.

On January 2, 2015, the Company entered into the Term Loan C and amended certain terms of the Credit Facility.  The Company will use the net proceeds from Term Loan C to fund new FTTC projects.  The amendment included changes to the maximum leverage ratio and the pricing of the Credit Facility as discussed below.

Pricing of the Credit Facility is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.    The Credit Facility does not require a minimum LIBOR rate.  Term Loan A matures in 2018 with quarterly payments of 1.25% per annum through December 31, 2016 and 2.50% per annum thereafter.  Term Loan B matures in 2019 with quarterly payments of 1% per annum.  Term Loan C matures in full in 2019 with quarterly payments of 1% per annum beginning on June 30, 2015.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 5.00:1.00 through December 31, 2015,  4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At March 31, 2015, the Company’s leverage ratio was 4.00:1.00 and its interest coverage ratio was 7.08:1.00.  The Company was in compliance with its debt covenants as of March 31, 2015.  The Credit Facility has a maximum distributable amount available for restricted payments, including the payment of dividends.  The distributable amount was initially set at $12 million and is reduced by restricted payments and certain other items set forth in the Credit Agreement.  The distributable amount is increased annually by the greater of $12 million or 75% of free cash flow (as defined under the Credit Agreement).  Based on the excess cash flow calculation for the year ended December 31, 2014, the distributable amount was increased by $12 million on January 1, 2015.  The distributable amount as of March 31, 2015 was $14.2 million.

In accordance with the terms of the Credit Facility, the Company entered into interest rate swap agreements with a combined notional amount of 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5% for certain agreements entered into in 2012 and 0.8% for certain agreements entered into in 2013.  The combined notional amount under the swap agreements was $183.2 million at March 31, 2015.  The Company recognized a gain on interest rate swap derivatives of $0.1 million  for each the three months ended March 31, 2015 and 2014.

In connection with Term Loan C financing in January 2015, the Company deferred an additional $0.9 million in debt issuance costs. Total unamortized debt issuance costs associated with the Credit Facility were $5.7 million and $5.2 million as of March 31, 2015 and December 31, 2014, respectively, which amounts are included in deferred charges and other assets on the condensed consolidated balance sheets and are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs were $0.4 million for each the three months ended March 31, 2015 and 2014, respectively.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of income as an offset to interest expense.  The Patronage credits were $0.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $6.0 million in the remainder of 2015, $8.0 million in 2016, $13.0 million in 2017, $80.5 million in 2018 and  $286.8 million in 2019.    The Revolver under the Credit Facility, under which no borrowings are outstanding as of March 31, 2015, matures in full in 2018.

The Company’s blended average interest rate on its long-term debt for the three months ended March 31, 2015 was 3.86%.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At March 31, 2015, the carrying value and accumulated amortization of the related assets were $3.3 million and $2.0 million, respectively.  The Company also has a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which is classified as a capital lease.  The agreement extends through 2015 with payments due annually.  As of March 31, 2015, the carrying value and accumulated depreciation of the related assets were $5.9 million and $2.1 million, respectively.  As of March 31, 2015, the combined total net present value of the Company’s future minimum lease payments is $4.9 million and the principal portion of these capital lease obligations is due as follows:  $2.4 million in the remainder of 2015, $2.3 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and less than $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash payments for:
Interest (net of amounts capitalized)	$2,533	$2,723
Income taxes	172	31
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	3,800	3,151
Obligations incurred under capital leases	-	36
Dividends declared on common stock not paid	-	3,104

Cash payments for interest for the three months ended March 31, 2015 and 2014 in the table above are net of $0.8 million and $0.9 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives and the Credit Facility (including the current portion) as of March 31, 2015 and December 31, 2014.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at March 31, 2015 and December 31, 2014.  Marketable securities and interest rate swap derivatives are recorded in the condensed consolidated balance sheets at fair value (see Notes 3 and 5).

The following tables present the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$390	$-	$-	$390
Total cash equivalents	390	-	-	390
Marketable securities:
Commercial paper	-	1,348	-	1,348
Debt securities issued by U.S. Government agencies	-	6,172	-	6,172
Municipal bonds	-	352	-	352
Corporate debt securities	-	21,561	-	21,561
Total marketable securities	-	29,433	-	29,433
Total financial assets	$390	$29,433	$-	$29,823

Financial Liabilities:
Interest rate swap derivatives	$-	$583	$-	$583
Total financial liabilities	$-	$583	$-	$583

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$49	$-	$-	$49
Corporate debt securities	-	1,357	-	1,357
Total cash equivalents	49	1,357	-	1,406
Marketable securities:
Commercial paper	-	998	-	998
Debt securities issued by U.S. Government agencies	-	2,734	-	2,734
Municipal bonds	-	353	-	353
Corporate debt securities	-	12,785	-	12,785
Total marketable securities	-	16,870	-	16,870
Total financial assets	$49	$18,227	$-	$18,276

Financial Liabilities:
Interest rate swap derivatives	$-	$665	$-	$665
Total financial liabilities	$-	$665	$-	$665

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

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$394,438	$382,127	$368,375	$370,769
Capital lease obligations	4,940	4,940	5,008	5,008

The fair value of the Credit Facility was estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.0 million as of March 31, 2015 and $0.9 million as of December 31, 2014, respectively, of which $0.9 million and $0.8 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2015:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	22,579	35	$226	$143,545	$(41)	$(38,567)	$(12,486)	$92,677	$782	$93,459
Net income attributable to
Lumos Networks Corp.						2,724		2,724		2,724
Other comprehensive income,
net of tax							213	213		213
Equity-based compensation expense				944				944		944
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits)	215	13	2	291	(175)			118		118
Stock option exercises	1			17				17		17
Net income attributable to
noncontrolling interests								-	34	34
Balance, March 31, 2015	22,795	48	$228	$144,797	$(216)	$(35,843)	$(12,273)	$96,693	$816	$97,509

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are detailed in the following table.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Numerator:
Net income attributable to Lumos Networks Corp.	$2,724	$4,062
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(75)	(97)
Numerator for basic and diluted earnings per common share	2,649	3,965

Denominator:
Weighted average basic shares outstanding	22,599	22,149
Less: weighted average participating securities and nonvested performance-based restricted shares	(646)	(548)
Denominator for basic earnings per common share	21,953	21,601
Plus: potentially dilutive restricted shares and stock options	446	476
Denominator for diluted earnings per common share	22,399	22,077

Earnings per share - basic and diluted	$0.12	$0.18

For the three months ended March 31, 2015 and 2014, the denominator for diluted earnings per common share excludes 429,222 and 232,482 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.

Note 10.  Stock Plans

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of March 31, 2015, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000, and 1,330,976 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company did not issue any stock options during the three months ended March 31, 2015 and issued 203,487 shares of restricted stock under the Equity and Cash Incentive Plan during the three months ended March 31, 2015.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

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

The summary of the activity and status of the Company’s stock options for the three months ended March 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2014	2,226	$12.49
Granted during the period	-	-
Exercised during the period	(1)	12.15
Forfeited during the period	-	-
Expired during the period	-	-
Stock options outstanding at March 31, 2015	2,225	$12.49	6.2 years	$6,977

Stock options exercisable at March 31, 2015	1,423	$12.31	5.2 years	$4,652
Total stock options outstanding, vested and expected to vest at March 31, 2015	2,156	$12.50		$6,742

The total fair value of options that vested during the three months ended March 31, 2015 was $0.6 million.  As of March 31, 2015, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

The summary of the activity and status of the Company’s restricted stock for the three months ended March 31, 2015, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2014	614	$13.26
Granted during the period	203	17.39
Vested during the period	(45)	13.82
Forfeited during the period	(5)	14.57
Restricted stock outstanding at March 31, 2015	767	$14.31

As of March 31, 2015, there was $6.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the three months ended March 31, 2015,  1,231 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material for the three months ended March 31, 2015.

Note 11.  Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 was $2.0 million and $3.0 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation.

At March 31, 2015, the Company had federal net operating losses (“NOLs”) of $26.5 million, net of adjustments for unrecognized income tax benefits.   The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, tax years  2011 and thereafter remain open and subject to federal and state audit examinations.

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

The Company has purchase commitments relating to capital projects totaling $4.6 million as of March 31, 2015, which are expected to be satisfied during the remainder of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following sections provide an overview of our business strategy, our financial condition and results of operations and highlight key trends and uncertainties in our business and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Any statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements.    See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 7,955 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace.  Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; (iii) monetize our approximately 7,955 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measure performance and allocate resources.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 55.0%  and 52.2%  of our total revenue for the three months ended March 31, 2015 and 2014, respectively.    Revenue for our data segment increased 6.2% for the three months ended March 31, 2015, as compared to the respective period in 2014.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These businesses, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our data segment depends on our ability to obtain capital on acceptable terms and implement our “edge out” expansion plans in a timely manner, upgrade and enhance our network, attract new customers and expand our relationships with existing customers, manage our churn through customer retention programs and by upgrading existing customers from legacy technologies to carrier Ethernet services and respond to competition from other data service providers in existing and new markets.

The 6.2%  year-over-year growth in our data segment revenues for 2015 was achieved primarily through increases in long-term contracts with large U.S. wireless carriers, reflected by the addition of 274 FTTC sites over the twelve month period ended March 31, 2015,  the addition of second tenants to existing connected cell towers and improved rates of renewal with our enterprise customers.  Our sales force is focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our “edge out” markets, maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.  As of March 31, 2015, we had 907 cell towers and 1,530 buildings connected to our fiber network, including 31 data centers.  Our FTTC revenue increased $1.6 million, or 34.9%, for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of the growth in connected towers.  Our enterprise data revenue increased 4.2% for the three months ended March 31, 2015 as compared to the respective period in 2014.  Growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to connect additional cell towers to our network and make further progress with implementing our “edge out” strategy in 2015, which includes extending and upgrading our fiber optic network in the key Virginia markets of Richmond and Norfolk and in Western Pennsylvania, we believe that the effect of churn on legacy product lines will be more than offset by revenues from long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 34.2% and 37.2% of revenue for the three months ended March 31, 2015 and 2014, respectively.  This segment includes legacy voice and IP services products targeted to our residential and small business customers. Revenue declined approximately 7.4% for the first three months of 2015 as compared to 2014 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 10.8% of our revenues for the three month period ended March 31, 2015 as compared to approximately 10.6% for the same period in 2014.  This business requires limited incremental capital to maintain the underlying assets, and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.    Our total revenues derived from cost recovery mechanisms including the USF and the CAF, were $5.1 million and $4.2 million for the three months ended March 31, 2015 and 2014, respectively.

Our operating income margins were 16.7%  and 21.5% for the three months ended March 31, 2015 and 2014, respectively.    The decrease in our operating income margins  was primarily due to restructuring charges of $0.6 million, increased selling, general and administrative expenses and higher depreciation costs as compared to the same quarter in 2014.   Our Adjusted EBITDA margins, as defined below, were 44.6% and 45.1% for the three months ended March 31, 2015 and 2014, respectively.

Operating Revenues

Our revenues are generated from the following segments:

•	Data, which includes the following products: enterprise data (metro Ethernet, dedicated internet, VoIP, private line and wavelength), transport, and FTTC;
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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Operating revenues increased $0.4 million, or 0.8%, from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to increases in data revenues of $1.6 million, partially offset by an aggregate decrease of $1.4 million in R&SB revenues.  For the three months ended March 31, 2015,  data revenues represented 55.0% of our total revenue, compared to 52.2% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $2.3 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 due to a $1.9 million increase in selling, general and administrative costs, a $1.4 million increase in depreciation costs and a $0.6 million restructuring charge, partially offset by a  $1.4 million increase in gross margin (operating revenues less network access costs).  For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Adjusted EBITDA was $22.5 million and $22.6 million for the three months ended March 31, 2015  and 2014, respectively.

Net income attributable to Lumos Networks Corp. decreased $1.3 million from the three months ended March 31, 2014 to the three months ended March 31, 2015.  Reflected in these results was the  $2.3 million decrease in operating income, partially offset by lower interest expense and income taxes.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Dollars in thousands	2015	2014	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$11,027	$10,586	$441	4.2%
Transport	10,473	10,907	(434)	(4.0)%
FTTC	6,267	4,644	1,623	34.9%
Total Data	27,767	26,137	1,630	6.2%
R&SB:
Legacy voice	11,713	12,942	(1,229)	(9.5)%
IP services	4,201	4,204	(3)	(0.1)%
CLEC access	1,351	1,501	(150)	(10.0)%
Total R&SB	17,265	18,647	(1,382)	(7.4)%
RLEC access	5,463	5,306	157	3.0%
Total operating revenues	$50,495	$50,090	$405	0.8%

•

Data.    Data revenues for the three months ended March 31, 2015 increased $1.6 million, or 6.2%, over the comparative period in 2014.  The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC site services and growth in enterprise data revenues partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues increased 4.2% for the three months ended March 31, 2015 as compared to the same period in 2014.  We connected to 1,530 on-net buildings as of March 31, 2015, as compared to 1,387 as of March 31, 2014.  Metro Ethernet and dedicated Internet were the primary contributors to revenue growth in this segment, which growth was partially attributable to increased sales through our carrier end user distribution channel. Growth in enterprise data revenue was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport  – The 4.0% decrease in transport revenue for the three months ended March 31, 2015 from the comparative period in the prior year was primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our FTTC site contracts grew 34.9% in the first three months of 2015 as compared to 2014.  This growth is attributable to an approximate 43% increase in our fiber connections to wireless cell sites, from 633 at March 31, 2014 to 907 at March 31, 2015 and the addition of second tenants to existing connected cell towers.  Our ratio of FTTC tenants per tower increased from 1.30 at March 31, 2014 to 1.36 at March 31, 2015.

•

R&SB.   Revenue from residential and small business products declined 7.4% for the three month period ended March 31, 2015 as compared to the prior year period.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).   As of March 31, 2015, we operated approximately 26,746 RLEC telephone access lines and 81,456 competitive voice lines, compared to approximately 28,381 and 92,440  as of March 31, 2014, respectively.  This represents a 5.8% year-over-year decline in RLEC telephone access lines and an 11.9% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 7.9% over the last twelve months from 5,073 at March 31, 2014 to 5,472 at March 31, 2015.

•

RLEC Access.    The 3.0%  increase in RLEC access revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015 is the result of the recovery of certain additional intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above partially offset by the decrease in RLEC telephone access lines and intrastate access rate reductions mandated by regulatory agencies.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Dollars in thousands	2015	2014	$ Variance	%Variance
Operating Expenses:
Network access costs	$9,712	$10,714	$(1,002)	(9.4)%
Selling, general and administrative	19,834	17,932	1,902	10.6%
Depreciation and amortization	11,868	10,659	1,209	11.3%
Accretion of asset retirement obligations	34	27	7	25.9%
Restructuring charges	633	-	633	N/M
Total operating expenses	$42,081	$39,332	$2,749	7.0%

N/M – not meaningful

Network Access Costs.  Network access costs decreased $1.0 million, or 9.4%, for the three months ended March 31, 2015 as compared to the same period in 2014, which is primarily attributable to the overall decrease in voice access lines and cost savings from network grooming activities, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended March 31, 2015 increased $1.9 million, or 10.6%, from those incurred in the same period in 2014  primarily as a result of a $1.5 million increase in salaries, wages and benefits due to increased headcount in our data business and a $0.4 million increase in equity-based compensation primarily due to forfeiture credits recognized in the first quarter of 2014.

Depreciation and Amortization.  Depreciation and amortization increased  $1.2 million, or 11.3%, for the three months ended March 31, 2015 from the same period in the prior year due to a $1.4 million increase in depreciation costs, partially offset by a  decrease in amortization expense of $0.2 million.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated patterns of benefit.

Restructuring Charges.  We incurred $0.6 million in restructuring charges for the three months ended March 31, 2015, which consisted of separation benefits associated with an employee reduction-in-force, primarily in our legacy businesses, that was completed in March 2015.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Interest expense	$(3,486)	$(3,974)	$488	(12.3)%
Gain on interest rate swap derivatives	82	109	(27)	(24.8)%
Other (expense) income, net	(243)	180	(423)	(235.0)%
Total other expenses, net	$(3,647)	$(3,685)	$38	(1.0)%
Income tax expense	$2,009	$2,978	$(969)	(32.5)%

Interest Expense.  Interest expense for the three months ended March 31, 2015 and 2014 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs.  The year-over-year decrease in interest expense is primarily attributable to lower interest rates, higher interest capitalization due to increased long-term network construction projects and changes in the bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gain on Interest Rate Swap Derivatives.  The gains or losses recorded in each period are reflective of mark-to-market adjustments to record the asset or liability associated with the interest rate swap derivatives at fair value on the condensed consolidated balances sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other expenses of $0.2 million for the three months ended March 31, 2015 primarily consists of costs incurred for the secondary public stock offering (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) partially offset by interest income earned on marketable securities during the period.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2015 and 2014 was $2.0 million and $3.0 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible expenses for each period.  Our recurring non-deductible expenses relate primarily to non-cash equity-based compensation.  The decrease in income tax expense was primarily due to the decrease in income before taxes, partially offset by an increase in our effective tax rate as a result of non-deductible public offering costs and increased non-deductible equity-based compensation.

At March 31, 2015, we had unused federal net operating losses (“NOLs”) of approximately $26.5 million, net of adjustments for unrecognized income tax benefits.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 to 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the three months ended March 31, 2015 and 2014, our cash flows from operations totaled approximately $17.1 million and $19.8 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of March 31, 2015, we had $501.2 million in aggregate long-term liabilities, consisting of $386.4 million in borrowings under our Credit Facility ($394.4 million including the current portion), $2.5 million in capital lease obligations and $112.3 million in other long-term liabilities, inclusive of deferred income tax liabilities of $92.7 million, pension and other postretirement obligations of $17.8 million and other long-term liabilities of $1.8 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of March 31, 2015.

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

As of March 31, 2015, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at March 31, 2015
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	4.00	Not more than 5.00
Minimum interest coverage ratio	7.08	Not less than 3.25

On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”) and amended certain terms of the Credit Facility (the “Amended Credit Facility”).  We will use the net proceeds from Term Loan C to fund capital expenditures for customer builds related to the new FTTC site contracts.    Term Loan C will mature in 2019 with quarterly payments of 1% per annum.  The Amended Credit Facility sets a maximum leverage ratio of 5.00:1.00 through December 31, 2015, 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the condensed consolidated balance sheets as of March 31, 2015.  As of March 31, 2015, the combined total net present value of the Company’s future minimum lease payments was $4.9 million.

The following table presents a summary of our cash flow activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$17,100	$19,767
Net cash used in investing activities	(40,398)	(17,120)
Net cash provided by (used in) financing activities	21,812	(3,744)
Decrease in cash and cash equivalents	$(1,486)	$(1,097)

Operating. The decrease in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and employees and cash collections from customers.

Investing.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures of $11.1 million and purchases of marketable securities in excess of proceeds from sale or maturity of marketable securities of $12.6 million as compared to net proceeds of $0.8 million in 2014, partially offset by cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $2.1 million.  Capital expenditures for the three months ended March 31, 2015 were comprised of (i) $24.8 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $0.6 million for network maintenance, (iii) $1.0 million for information technology and facility related projects, and (iv) $2.8 million for increases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2015 to be approximately $112 million.  We expect these capital expenditures to primarily be spent on network expansion projects, including our approximate 665 route-mile expansion between Richmond, VA and Norfolk, VA, enhancing our existing investment in our fiber network backbone and fiber rings, and improving our ability to provide carrier Ethernet transport and enterprise customer data services, FTTC site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through March 31, 2015, we have constructed a fiber optic network of approximately 7,955 route miles.  Approximately 41% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 59% of our network under IRU agreements.  During the remainder of 2015, we also expect to allocate a portion of our capital resources to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.  The net cash provided  by financing activities for the three months ended March 31, 2015 consisted of proceeds from Term Loan C, net of debt issuance costs, of $27.1 million, partially offset by repayment of principal on the Credit Facility and payments under capital lease obligations totaling $2.0 million and dividend payments of approximately $3.2 million.

As of March 31, 2015, we had approximately $12.7 million in cash and cash equivalents and approximately $29.4 million in marketable securities, all of which we consider to be available for current operations and to fund new FTTC projects due to the short-term maturities and liquid nature of the holdings.  We also have $3.2 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant and is expected to be released in 2015. As of March 31, 2015 we had working capital (current assets minus current liabilities) of approximately $32.9 million.  We expect that the cash we generate from operations combined with our cash on hand, marketable securities and expected borrowings  under our currently undrawn revolving line of credit will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  However,  if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  Additional equity financing may dilute our stockholders, and debt financing, if available, may restrict our ability to raise future capital.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for us on January 1, 2017.  Early application is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  We are still evaluating what impact, if any, ASU 2015-02 will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 requires retrospective adoption and will be effective for the company beginning January 1, 2016.  Early adoption is permitted.  We are still evaluating the effect that ASU 2015-03 will have on our consolidated financial statements and disclosures.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: rapid development and intense competition in the telecommunications and high speed data transport industry; our ability to offset expected revenue declines in legacy voice and access products related to the recent regulatory actions, wireless substitution, technology changes and other factors; our ability to effectively allocate capital and implement  our “edge-out” expansion plans in a timely manner; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility; our cash and capital requirements; declining prices for our services; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other SEC filings, including our Annual Report filed on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of March 31, 2015, $394.4 million was outstanding under our Credit Facility.  As of March 31, 2015, we had a leverage ratio of 4.00:1.00 and an interest coverage ratio 7.08:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of capital lease obligations totaling $4.9 million as of March 31, 2015.

Under the terms of our Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our  Term Loans A and B (approximately $183.2 million at March 31, 2015).  We entered into an interest rate swap agreement in 2012, which expires December 31, 2015, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At March 31, 2015, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $12.7 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $29.4 million, substantially all of which are fixed income securities with maturities less than two years.  Other non-current securities and investments totaled $1.0 million at March 31, 2015.

As of March 31, 2015, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at March 31, 2015, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$394,438	$382,127	$388,572	$375,832
Capital lease obligations	$4,940	$4,940	$4,949	$4,933

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 10 to 17) in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended March 31, 2015, the Company repurchased 10,159 shares of Company stock in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months March 31, 2015 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	-	$-	N/A	N/A
February 1, 2015 - February 28, 2015	1,199	$18.29	N/A	N/A
March 1, 2015 - March 31, 2015	8,960	$17.19	N/A	N/A
	10,159	$17.32	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
4.1*	First Amendment, dated March 20, 2015, to Shareholders Agreement by and between Lumos Networks Corp. and the shareholders listed on the signature pages thereto
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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