Form 10-Q
period 2015-09-30
Lumos Networks Corp.
filed 2015-11-03
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 22,969,714 shares of the registrant’s common stock outstanding as of the close of business on October 30, 2015.

LUMOS NETWORKS CORP.
2015 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	September 30, 2015	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$63,791	$14,140
Marketable securities	60,875	16,870
Restricted cash	370	4,208
Accounts receivable, net of allowance of $1,430 ($1,217 in 2014)	21,867	22,925
Other receivables	789	2,113
Income tax receivable	179	172
Prepaid expenses and other	5,822	4,321
Deferred income taxes	2,360	5,601
Total Current Assets	156,053	70,350

Securities and Investments	1,119	914

Property, Plant and Equipment
Land and buildings	22,694	19,726
Network plant and equipment	603,517	540,108
Furniture, fixtures and other equipment	48,420	45,729
Total in service	674,631	605,563
Under construction	46,118	34,426

	720,749	639,989
Less accumulated depreciation and amortization	241,572	210,538

Total Property, Plant and Equipment, net	479,177	429,451

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $94,163 ($90,086 in 2014)	11,807	15,884
Deferred charges and other assets	1,639	512
Total Other Assets	113,743	116,693

Total Assets	$750,092	$617,408

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2015	December 31, 2014
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$10,454	$10,227
Accounts payable	19,147	20,257
Dividends payable	-	3,152
Advance billings and customer deposits	13,760	14,029
Accrued compensation	1,381	1,516
Accrued operating taxes	4,943	4,618
Other accrued liabilities	5,257	4,223
Total Current Liabilities	54,942	58,022

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	457,306	357,950
Retirement benefits	17,075	18,257
Deferred income taxes	90,833	87,864
Other long-term liabilities	1,888	1,746
Income tax payable	93	110
Total Long-term Liabilities	567,195	465,927

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 22,962 shares issued and 22,954 shares outstanding (22,579 shares issued and 22,544 shares outstanding in 2014)	230	226
Additional paid-in capital	169,934	143,545
Treasury stock, 8 shares at cost (35 shares in 2014)	(38)	(41)
Accumulated deficit	(31,215)	(38,567)
Accumulated other comprehensive loss, net of tax	(11,849)	(12,486)
Total Lumos Networks Corp. Stockholders' Equity	127,062	92,677
Noncontrolling Interests	893	782

Total Equity	127,955	93,459

Total Liabilities and Equity	$750,092	$617,408

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Operating Revenues	$50,969	$50,516	$152,417	$150,771

Operating Expenses
Network access costs	9,932	10,250	29,556	31,154
Selling, general and administrative	20,554	8,545	60,657	44,964
Depreciation and amortization	11,803	11,272	35,112	33,141
Accretion of asset retirement obligations	33	38	105	95
Restructuring charges	-	-	637	-
Total Operating Expenses	42,322	30,105	126,067	109,354
Operating Income	8,647	20,411	26,350	41,417

Other Income (Expenses)
Interest expense	(5,817)	(3,969)	(13,022)	(11,755)
Gain on interest rate swap derivatives	198	302	445	395
Other income (expenses), net	58	179	(89)	529
Total Other Expenses, net	(5,561)	(3,488)	(12,666)	(10,831)
Income Before Income Taxes	3,086	16,923	13,684	30,586

Income Tax Expense	1,774	6,713	6,221	12,402

Net Income	1,312	10,210	7,463	18,184

Net Income Attributable to Noncontrolling Interests	(33)	(3)	(111)	(69)

Net Income Attributable to Lumos Networks Corp.	$1,279	$10,207	$7,352	$18,115

Basic and Diluted Earnings per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic	$0.06	$0.46	$0.32	$0.81
Earnings per share - diluted	$0.06	$0.45	$0.32	$0.80

Cash Dividends Declared per Share - Common Stock	$-	$0.14	$-	$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net Income	$1,312	$10,210	$7,463	$18,184

Other Comprehensive Income, Net of Tax:
Adjustment to unrecognized loss due to curtailment of postretirement medical plan benefits, net of $462 of income taxes for the three and nine months ended September 30, 2014.	-	726	-	726
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income, net of $131 and $25 of income taxes for the three months ended September 30, 2015 and 2014, respectively, and $395 and $75 of income taxes for the nine months ended September 30, 2015 and 2014, respectively (see Note 2)	206	39	618	117
Unrealized holding gain (loss) on available-for-sale marketable securities, net of $8 and ($8) of income taxes for the three months ended September 30, 2015 and 2014, respectively, and $12 and ($7) of income taxes for the nine months ended September 30, 2015 and 2014, respectively	12	(15)	19	(13)

Other Comprehensive Income, Net of Tax	218	750	637	830

Total Comprehensive Income	1,530	10,960	8,100	19,014

Less: Comprehensive Income Attributable to Noncontrolling Interests	(33)	(3)	(111)	(69)

Comprehensive Income Attributable to Lumos Networks Corp.	$1,497	$10,957	$7,989	$18,945

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$7,463	$18,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,035	26,251
Amortization	4,077	6,890
Accretion of asset retirement obligations	105	95
Deferred income taxes	5,802	12,045
Gain on interest rate swap derivatives	(445)	(395)
Equity-based compensation expense	4,236	3,109
Amortization of debt discounts and issuance costs	1,648	1,102
Retirement benefits, net of cash contributions and distributions	(171)	(11,352)
Excess tax benefits from share-based compensation	-	(201)
Other	206	206
Changes in assets and liabilities from operations:
Increase (decrease) in accounts receivable	836	(992)
(Increase) decrease in other assets	(2,689)	1,220
Changes in income taxes	(24)	298
(Decrease) increase in accounts payable	(2,776)	4,323
Increase (decrease) in other current liabilities	2,702	(230)
Net Cash Provided by Operating Activities	52,005	60,553

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(80,118)	(64,151)
Broadband network expansion funded by stimulus grant	(2,578)	(284)
Purchases of available-for-sale marketable securities	(74,088)	(17,010)
Proceeds from sale or maturity of available-for-sale marketable securities	29,903	36,856
Change in restricted cash	3,838	116
Cash reimbursement received from broadband stimulus grant	3,838	116
Other	-	106
Net Cash Used in Investing Activities	(119,205)	(44,251)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	28,000	-
Proceeds from issuance of unsecured notes, net of debt discount	148,500	-
Payment of financing costs	(8,192)	-
Principal payments on senior secured term loans	(45,953)	(3,313)
Cash dividends paid on common stock	(3,152)	(9,323)
Principal payments under capital lease obligations	(2,378)	(1,312)
Proceeds from stock option exercises and employee stock purchase plan	293	1,668
Excess tax benefits from share-based compensation	-	201
Other	(267)	(66)
Net Cash Provided by (Used in) Financing Activities	116,851	(12,145)
Increase in cash and cash equivalents	49,651	4,157
Cash and Cash Equivalents:
Beginning of Period	14,140	14,114

End of Period	$63,791	$18,271

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

On March 17, 2015, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 1,600,000 shares on an underwritten basis.  On September 14, 2015, Quadrangle distributed its remaining 591,898 shares to its investors (the “Distribution”).  As a result, the shareholder agreement between Quadrangle and the Company expired as of the effective date of the Distribution.  All direct costs of the March 2015 offering, which were primarily legal and accounting fees, totaled $0.3 million and are included in other expenses in the condensed consolidated statement of income for the nine months ended September 30, 2015.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and September 30, 2014 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as adjusted for the change in accounting principle described below.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the valuation of interest rate swap derivatives, deferred tax assets, marketable securities, asset retirement obligations, stock warrants and equity-based compensation; goodwill impairment assessments and reserves for employee benefit obligations and income tax uncertainties.

Change in Accounting Principle

The Company historically presented unamortized debt issuance costs, or fees directly related to issuing debt, as long-term assets on the consolidated balance sheets in accordance with existing GAAP. In the third quarter of 2015, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and applied it retrospectively to all prior periods presented in the financial statements. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the life of the associated debt instrument. The adoption of ASU 2015-03 resulted in the presentation of $10.9 million of debt issuance costs as a reduction to long-term debt in the condensed consolidated balance sheet as of September 30, 2015. The Company also reclassified $5.2 million of debt issuance costs from deferred charges and other assets to long-term debt on the condensed consolidated balance sheet as of December 31, 2014. The adoption of ASU 2015-03 did not impact net income or any other amounts previously reported on the condensed consolidated statements of income or comprehensive income.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at September 30, 2015 and December 31, 2014 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of September 30, 2015 and December 31, 2014.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project was $16.1 million, of which 50% (approximately $8 million) was funded by a grant from the federal government.  The project was completed as of September 30, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which was drawn down ratably following the grant reimbursement approvals.  The Company received $3.8 million in cash reimbursements during the nine months ended September 30, 2015.  As of September 30, 2015, the Company had no remaining receivable for the reimbursable portion of the qualified recoverable expenditures and the Company’s pledged account balance was $0.4 million, which the Company expects to be released by year end 2015. The escrow account is a non-interest bearing account with the Company’s primary commercial bank.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative expense in the condensed consolidated statements of income.  Bad debt expense for each of the three months ended September 30, 2015 and 2014 was $0.2 million, and bad debt expense for the nine months ended September 30, 2015 and 2014 was $0.4 million and $0.7 million, respectively.  The Company’s allowance for doubtful accounts and customer credits was $1.4 million and $1.2 million as of September 30, 2015 and December 31, 2014, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts and customer credits from December 31, 2014 to September 30, 2015:

		Additions
(In thousands)	December 31, 2014	Charged to Expense	Charged to Other Accounts	Deductions	September 30, 2015
Allowance for doubtful accounts and customer credits	$1,217	$413	$197	$(397)	$1,430

Property, Plant and Equipment and Other Long-Lived Assets (Excluding Goodwill and Indefinite-Lived Intangible Assets)

Property, plant and equipment, finite-lived intangible assets and long-term deferred charges are recorded at cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be evaluated pursuant to the subsequent measurement guidance described in FASB Accounting Standards Codification (“ASC”) 360-10-35.  Impairment is

determined by comparing the carrying value of these long-lived assets to management’s best estimate of future undiscounted cash flows expected to result from the use of the assets.  If the carrying value exceeds the estimated undiscounted cash flows, the excess of the asset’s carrying value over the estimated fair value is recorded as an impairment charge.

The Company believes that no impairment indicators exist as of September 30, 2015 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At September 30, 2015 and December 31, 2014, other intangibles were comprised of the following:

		September 30, 2015		December 31, 2014
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(92,362)	$103,108	$(88,406)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,801)	2,862	(1,680)
Total		$105,970	$(94,163)	$105,970	$(90,086)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the nine months ended September 30, 2015.  Amortization expense for the three months ended September 30, 2015 and 2014 was $0.7 million and $2.3 million, respectively, and amortization expense for the nine months ended September 30, 2015 and 2014 was $4.1 million and $6.9 million, respectively.

Amortization expense for the remainder of 2015 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2015	$689	$41	$730
2016	2,412	163	2,575
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2015.

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

For the three and nine months ended September 30, 2015 and 2014, the components of the Company’s net periodic benefit income for the Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$-	$-	$-	$-
Interest cost	666	656	1,998	1,968
Expected return on plan assets	(1,028)	(1,093)	(3,084)	(3,279)
Amortization of loss	248	-	743	-
Net periodic benefit income	$(114)	$(437)	$(343)	$(1,311)

Pension Plan assets were valued at $53.1 million and $58.4 million at September 30, 2015 and December 31, 2014, respectively.  No funding contributions were made during the three or nine months ended September 30, 2015, and the Company does not expect to make a funding contribution during the remainder of 2015.

The Company also provides life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The Company recognized a curtailment gain of $10.2 million in the condensed consolidated statements of income for the three and nine months ended September 30, 2014 related to the termination of these benefits.  The net periodic benefit income for the Other Postretirement Benefit Plans was $10.0 million and $9.7 million for the three and nine months ended September 30, 2014, respectively, inclusive of the curtailment gain.  The net periodic benefit income included interest cost of $0.1 million and $0.4 million, respectively, and less than $0.1 million of service cost and amortization of actuarial losses during each period. The Company did not incur any significant costs associated with these plans during the nine months ended September 30, 2015.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended September 30, 2015 and 2014 of $0.1 million, and $0.1 million and less than $0.1 million of this expense for these periods, respectively, relates to the amortization of actuarial loss.  Expense for nonqualified pension plans for the nine months ended September 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively, and $0.3 million and $0.2 million of the expense for these periods, respectively, relates to the amortization of actuarial loss.

The total amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.1 million, respectively, and $1.0 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively, all of which has been reclassified to selling, general and administrative expenses on the condensed consolidated statements of income.

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

Total equity-based compensation expense related to all of the share-based awards and the Company’s 401(k) matching contributions was $1.5 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at September 30, 2015 are estimated to be $1.4 million for the remainder of 2015, $4.0 million in 2016, $3.2 million in 2017, $0.9 million in 2018, and less than $0.1 million thereafter.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  The Company does not expect the future adoption of ASU 2015-02 to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale marketable securities reported at fair value as of September 30, 2015 and December 31, 2014 are summarized below:

(In thousands)	September 30, 2015	December 31, 2014
Cash equivalents:
Money market mutual funds	$41,614	$49
Commercial paper	2,249	-
Debt securities issued by U.S. Government agencies	5,993	-
Corporate debt securities	2,912	1,357
Total cash equivalents	52,768	1,406

Marketable securities:
Certificates of deposit	1,500	-
Commercial paper	6,187	998
Debt securities issued by U.S. Government agencies	25,085	2,734
Municipal bonds	351	353
Corporate debt securities	27,752	12,785
Total marketable securities, available-for-sale	60,875	16,870

Total cash equivalents and marketable securities	$113,643	$18,276

At September 30, 2015 and December 31, 2014, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of September 30, 2015:

(In thousands)	Total
Due in one year or less	$55,721
Due after one year through two years	5,154
Total debt securities	$60,875

The Company received total proceeds of $11.9 million and $22.7 million from the sale or maturity of available-for-sale marketable securities during the three months ended September 30, 2015 and 2014, respectively, and $29.9 million and $36.9 million during the nine months ended September 30, 2015 and 2014, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains on available-for-sale marketable securities were less than $0.1 million for each of the three and nine months ended September 30, 2015 and 2014, respectively.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2015:
Operating revenues	$28,623	16,560	5,786	-	$50,969
Network access costs	4,533	5,399	-	-	9,932
Network operating and selling costs	7,991	3,962	267	-	12,220
Other general and administrative expenses	3,704	2,154	685	1,791	8,334
Adjusted EBITDA(1)	12,395	5,045	4,834	-	22,274
Capital expenditures	25,418	1,538	-	(2,187)	24,769

For the nine months ended September 30, 2015:
Operating revenues	$84,479	$50,835	$17,103	$-	$152,417
Network access costs	12,242	17,314	-	-	29,556
Network operating and selling costs	23,799	11,172	799	-	35,770
Other general and administrative expenses	11,184	6,350	2,105	5,248	24,887
Adjusted EBITDA(1)	37,254	15,999	14,199	-	67,452
Capital expenditures	72,055	6,924	-	1,139	80,118

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2014:
Operating revenues	$26,488	$17,668	$6,360	$-	$50,516
Network access costs	3,937	6,313	-	-	10,250
Network operating and selling costs	6,408	4,745	388	-	11,541
Other general and administrative expenses	3,159	2,107	758	(9,020)	(2,996)
Adjusted EBITDA(1)	12,984	4,503	5,214	10,207	32,908
Capital expenditures	19,387	2,244	-	5,232	26,863

For the nine months ended September 30, 2014:
Operating revenues	$79,332	$54,605	$16,834	$-	$150,771
Network access costs	12,030	19,124	-	-	31,154
Network operating and selling costs	18,091	13,162	1,081	-	32,334
Other general and administrative expenses	10,115	7,042	2,135	(6,662)	12,630
Adjusted EBITDA(1)	39,096	15,277	13,618	10,207	78,198
Capital expenditures	44,181	7,231	-	12,739	64,151

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

The following table provides a reconciliation of net income attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net Income Attributable to Lumos Networks Corp.	$1,279	$10,207	$7,352	$18,115
Net Income Attributable to Noncontrolling Interests	33	3	111	69
Net income	1,312	10,210	7,463	18,184
Income tax expense	1,774	6,713	6,221	12,402
Interest expense	5,817	3,969	13,022	11,755
Gain on interest rate swap derivatives	(198)	(302)	(445)	(395)
Other (income) expenses, net	(58)	(179)	89	(529)
Operating Income	8,647	20,411	26,350	41,417
Depreciation and amortization and accretion
of asset retirement obligations	11,836	11,310	35,217	33,236
Amortization of actuarial losses	337	64	1,012	192
Equity-based compensation	1,454	1,123	4,236	3,109
Restructuring charges	-	-	637	-
Employee separation charges	-	-	-	244
Adjusted EBITDA	$22,274	$32,908	$67,452	$78,198

One of the Company’s carrier customers, AT&T, individually accounted for 8% and 10% of the Company’s total operating revenues for the three months ended September 30, 2015 and 2014, respectively, and 8% and 9% for the nine months ended September 30, 2015 and 2014, respectively.  Revenues from this carrier customer were derived primarily from network access, data transport and fiber to the cell site services.

Note 5.  Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company’s outstanding long-term debt consisted of the following:

	September 30, 2015		December 31, 2014
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$350,422	$5,072	$368,375	$5,206
8% Notes due 2022	150,000	30,281	-	-
Capital lease obligations	2,691	-	5,008	-
Long-term debt	503,113	35,353	373,383	5,206
Less: Current portion of long-term debt	10,454	-	10,227	-
Long-term debt, excluding current portion	$492,659	$35,353	$363,156	$5,206

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan facility under the existing credit facility (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of September 30, 2015, no borrowings were outstanding under the Revolver.

On January 2, 2015, the Company entered into the Term Loan C and amended certain terms of the Credit Facility.  The Company is using the net proceeds from Term Loan C to fund new FTTC projects.  The amendment included changes to the maximum leverage ratio and the pricing of the Credit Facility as discussed below.

On August 6, 2015, the Company prepaid $40.0 million of the outstanding principal of the Credit Facility, which was allocated ratably to Term Loans A, B and C.  The Company used proceeds from the issuance of the 8% Notes due 2022, discussed below, to fund these prepayments.

Pricing of the amended Credit Facility is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.  The Credit Facility does not require a minimum LIBOR rate.  Term Loan A matures in 2018 with quarterly payments of 1.25% per annum through December 31, 2016 and 2.50% per annum thereafter.  Term Loan B matures in 2019 with quarterly payments of 1% per annum.  Term Loan C matures in 2019 with quarterly payments of 1% per annum beginning on September 30, 2015.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 5.00:1.00 through December 31, 2015, 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At September 30, 2015, the Company’s leverage ratio was 3.89:1.00 and its interest coverage ratio was 6.41:1.00.  The Company was in compliance with its debt covenants as of September 30, 2015.

In accordance with the terms of the Credit Facility, the Company entered into interest rate swap agreements with a combined notional amount of 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the interest rate swap agreements, the Company swaps one-month LIBOR with a fixed rate of approximately 0.5% for certain agreements entered into in 2012 and 0.8% for certain agreements entered into in 2013.  The combined notional amount under the swap agreements was $181.3 million at September 30, 2015.  The Company recognized a gain on interest rate swap derivatives of $0.2 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and a gain of $0.3 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. The interest rate swap agreements expire on December 31, 2015.

The Company’s effective interest rate on its Credit Facility for the nine months ended September 30, 2015 was 3.99%.

8% Notes due 2022

On August 6, 2015, the Company issued $150 million in unsecured promissory notes (the “8% Notes”) to an affiliate of Pamplona Capital Management LLC (“Pamplona”). The net proceeds of the Notes, after a  $1.5 million purchasers discount and payment of $7.1 million of closing costs, were used to prepay $40.0 million of the Company’s existing Credit Facility with the remainder to be used for general corporate purposes, including to fund future growth opportunities. The Notes bear interest at an annual fixed rate of 8.00% and mature on August 15, 2022.  Interest is payable in arrears on a quarterly basis on August 15, November 15, February 15, and May 15 of each year, beginning on November 15, 2015.  Interest is payable in cash or, at the election of the Company, through the issuance of additional notes or by adding the amount of the accrued interest to the unpaid principal amount of the Notes outstanding at that time. The Notes were also issued with 5,500,000 warrants for no additional consideration to purchase shares of the Company’s common stock (the “Warrants”). The Company allocated the net proceeds received from the debt issuance to the 8% Notes and the equity-classified Warrants based on the relative fair value of the instruments.  As a result, the Company recognized a total discount on the 8% Notes of $24.8 million of which $23.5 million represents the value assigned to the Warrants, and $1.3 million represents the allocated portion of the aforementioned $1.5 million purchasers discount.  The discount on the 8% Notes will be amortized to interest expense over the life of the debt using the effective interest method. See Note 10 for additional details regarding the valuation of the Warrants.

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are included as a reduction of long-term debt in the condensed consolidated balance sheets in accordance with ASU 2015-03 (Note 2.) These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs were $0.8 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s effective interest rate on the 8% Notes for the nine months ended September 30, 2015 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

Cobank Patronage Credits

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of income as an offset to interest expense.  The Patronage credits were $0.2 million for each of the three months ended September 30, 2015 and 2014 and $1.0 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $2.0 million in the remainder of 2015, $8.0 million in 2016, $13.0 million in 2017, $70.8 million in 2018 and  $256.5 million in 2019.  The Revolver under the Credit Facility, under which no borrowings are outstanding as of September 30, 2015, matures in full in 2018. The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At September 30, 2015, the carrying value and accumulated amortization of the related assets were $3.3 million and $2.2 million, respectively.  The Company also has a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which is classified as a capital lease.  The agreement extends through 2016 with payments due annually.  As of September 30, 2015, the carrying value and accumulated depreciation of the related assets were $5.9 million and $2.7 million, respectively.  As of September 30, 2015, the combined total net present value of the Company’s future minimum lease payments is $2.7 million and the principal portion of these capital lease obligations is due as follows:  $0.1 million in the remainder of 2015, $2.4 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and less than $0.1 million thereafter.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash payments for:
Interest (net of amounts capitalized)	$9,462	$9,619
Income taxes	393	141
Cash receipts for:
Income tax refunds	-	216
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	7,683	1,917
Obligations incurred under capital leases	-	87
Dividends declared on common stock not paid	-	3,134

Cash payments for interest for the nine months ended September 30, 2015 and 2014 in the table above are net of $0.8 million and $0.9 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.9 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives,  the Credit Facility (including the current portion) and the 8% Notes as of September 30, 2015 and December 31, 2014.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at September 30, 2015 and December 31, 2014.  Marketable securities and interest rate swap derivatives are recorded in the condensed consolidated balance sheets at fair value (see Notes 3 and 5).

The following tables present the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$41,614	$-	$-	$41,614
Commercial paper		2,249		2,249
Debt securities issued by U.S. Government agencies		5,993		5,993
Corporate debt securities	-	2,912	-	2,912
Total cash equivalents	41,614	11,154	-	52,768
Marketable securities:
Certificates of deposit	-	1,500	-	1,500
Commercial paper	-	6,187	-	6,187
Debt securities issued by U.S. Government agencies	-	25,085	-	25,085
Municipal bonds	-	351	-	351
Corporate debt securities	-	27,752	-	27,752
Total marketable securities	-	60,875	-	60,875
Total financial assets	$41,614	$72,029	$-	$113,643

Financial Liabilities:
Interest rate swap derivatives	$-	$220	$-	$220
Total financial liabilities	$-	$220	$-	$220

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$49	$-	$-	$49
Corporate debt securities	-	1,357	-	1,357
Total cash equivalents	49	1,357	-	1,406
Marketable securities:
Commercial paper	-	998	-	998
Debt securities issued by U.S. Government agencies	-	2,734	-	2,734
Municipal bonds	-	353	-	353
Corporate debt securities	-	12,785	-	12,785
Total marketable securities	-	16,870	-	16,870
Total financial assets	$49	$18,227	$-	$18,276

Financial Liabilities:
Interest rate swap derivatives	$-	$665	$-	$665
Total financial liabilities	$-	$665	$-	$665

The fair value of certificates of deposit, commercial paper and corporate, municipal and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, the Company classifies these fair value measurements as Level 2 within the fair value hierarchy.  The fair value of interest rate derivatives were derived based on bid prices obtained from the administrative agents as of the measurement date.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$345,350	$307,583	$368,375	$370,769
8% Notes Due 2022	119,719	131,574	-	-
Capital lease obligations	2,691	2,648	5,008	5,008

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.1 million as of September 30, 2015 and $0.9 million as of December 31, 2014, respectively, of which $1.0 million and $0.8 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2015:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	22,579	35	$226	$143,545	$(41)	$(38,567)	$(12,486)	$92,677	$782	$93,459
Net income attributable to
Lumos Networks Corp.						7,352		7,352		7,352
Other comprehensive income,
net of tax							637	637		637
Equity-based compensation expense				3,357				3,357		3,357
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits)	356	(27)	4	598	3			605		605
Stock warrants issued (net of								-		-
issuance costs)				22,147				22,147		22,147
Stock option exercises	27			287				287		287
Net income attributable to
noncontrolling interests								-	111	111
Balance, September 30, 2015	22,962	8	$230	$169,934	$(38)	$(31,215)	$(11,849)	$127,062	$893	$127,955

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 are detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income attributable to Lumos Networks Corp.	$1,279	$10,207	$7,352	$18,115
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(44)	(261)	(241)	(446)
Numerator for basic and diluted earnings per common share	1,235	9,946	7,111	17,669

Denominator:
Weighted average basic shares outstanding	22,872	22,396	22,775	22,272
Less: weighted average participating securities and nonvested performance-based restricted shares	(806)	(593)	(767)	(569)
Denominator for basic earnings per common share	22,066	21,803	22,008	21,703
Plus: potentially dilutive restricted shares and stock options	202	312	319	339
Denominator for diluted earnings per common share	22,268	22,115	22,327	22,042

Earnings per share - basic	$0.06	$0.46	$0.32	$0.81

Earnings per share - diluted	$0.06	$0.45	$0.32	$0.80

For the three months ended September 30, 2015 and 2014, the denominator for diluted earnings per common share excludes 1,016,756 and 586,719 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.  For the nine months ended September 30, 2015 and 2014, the denominator for diluted earnings per common share excludes 836,149 and 610,219 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period. The earnings per share calculation for the three and nine months ended September 30, 2015 also excludes the 5,500,000 outstanding stock warrants described in Note 10 as they would be antidilutive for each period.

Note 10.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of September 30, 2015, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000 and 1,202,061 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 6,680 stock options and 368,984 shares of restricted stock under the Equity and Cash Incentive Plan during the nine months ended September 30, 2015.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

A summary of the activity and status of the Company’s stock options for the nine months ended September 30, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2014	2,226	$12.49
Granted during the period	7	14.87
Exercised during the period	(27)	9.97
Forfeited during the period	(8)	14.23
Expired during the period	(16)	5.70
Stock options outstanding at September 30, 2015	2,182	$12.57	6.6 years	$2,541

Stock options exercisable at September 30, 2015	1,224	$12.05	6 years	$1,805
Total stock options outstanding, vested and expected to vest at September 30, 2015	1,855	$12.40		$2,461

The total fair value of options that vested during the nine months ended September 30, 2015 was $1.0 million.  As of September 30, 2015, there was $1.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the activity and status of the Company’s restricted stock for the nine months ended September 30, 2015, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2014	614	$13.26
Granted during the period	369	15.59
Vested during the period	(91)	11.87
Forfeited during the period	(24)	18.04
Restricted stock outstanding at September 30, 2015	868	$14.26

As of September 30, 2015, there was $6.7 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the nine months ended September 30, 2015, 4,131 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material for the nine months ended September 30, 2015.

Stock Warrants

On August 6, 2015, in conjunction with the 8% Notes issuance discussed in Note 5, the Company issued for no additional consideration 5,500,000 warrants (the “Warrants”) to purchase shares of the Company’s common stock at an exercise price of $13.99. The Warrants are fully vested and exerciseable and may be net-share settled on a cashless basis only until they expire on August 6, 2022.  The grant date fair value of the Warrants was $4.44 per share, which was estimated using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate	1.61%
Expected volatility	41.53%
Expected dividend yield	0%
Expected term	5 years

A portion of the net proceeds from the 8% Notes issuance was allocated to the equity-classified Warrants based on the relative fair value of the instruments. The allocated proceeds of $23.5 million were recorded in additional paid-in capital on the condensed consolidated balance sheet, net of $1.3 million in issuance costs.

A summary of the activity and status of the Company’s stock warrants for the nine months ended September 30, 2015, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value per Share
Stock warrants outstanding at December 31, 2014	-	$-
Granted during the period	5,500	13.99
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at September 30, 2015	5,500	$13.99

Note 11.  Income Taxes

Income tax expense for the nine months ended September 30, 2015 and 2014 was $6.2 million and $12.4 million, respectively,  which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and, beginning in the third quarter of 2015, non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.

At September 30, 2015, the Company had federal net operating losses (“NOLs”) of $22.1 million, net of adjustments for unrecognized income tax benefits.   The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2034.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, tax years  2012 and thereafter remain open and subject to federal and state audit examinations.

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

The Company has purchase commitments relating to capital projects totaling $7.7 million as of September 30, 2015, which are expected to be satisfied during the remainder of 2015.

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

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 8,400 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our primary objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among carrier and enterprise companies in our marketplace.  Our overall strategy is to (i) leverage our fiber network to expand to new fiber to the cell site opportunities; (ii) use our “edge-out” strategy to expand into new adjacent geographic markets to expand our addressable market; (iii) monetize our approximately 8,400 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to improve capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measure performance and allocate resources.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 56.2% and 52.4% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 55.4% and 52.6% for the nine months ended September 30, 2015, and 2014, respectively.  Revenue for our data segment increased 8.1% and 6.5% for the three and nine months ended September 30, 2015, respectively, as compared to the respective periods in 2014.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These businesses, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our data segment depends on our ability to obtain capital on acceptable terms and implement our network expansion plans in a timely manner, upgrade and enhance our network, attract new customers and expand our relationships with existing customers, manage our churn through customer retention programs and by upgrading existing customers from legacy technologies to carrier Ethernet services and respond to competition from other data service providers in existing and new markets.

The 6.5% year-over-year growth in our data segment revenues for 2015 was achieved primarily through increases in long-term contracts with large U.S. wireless carriers, reflected by the addition of 322 FTTC sites over the twelve month period ended September 30, 2015, the addition of second tenants to existing connected cell towers, bandwidth upgrades, new enterprise contracts and improved rates of renewal with existing enterprise customers.  Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our “edge out” markets (more recently with an emphasis on targeting large enterprises in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.  As of September 30, 2015, we had 1,030 cell towers and 1,642 buildings connected to our fiber network, including 33 data centers.  Our FTTC revenue increased $2.8 million, or 59.4%, for the three months ended September 30, 2015 and increased $6.2 million, or 42.7% for the nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of the growth in connected towers.  Our enterprise data revenue increased

10.4% for the three months ended September 30, 2015 as compared to the respective period in 2014. Growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to connect additional cell towers to our network and make further progress with implementing our “edge out” strategy in 2015, which includes extending and upgrading our fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will be more than offset by revenues from carrier Ethernet products, long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 32.5% and 35.0% of revenue for the three months ended September 30, 2015 and 2014, respectively, and 33.4% and 36.2% of revenue for the respective nine-month periods.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined approximately 6.9% for the first nine months of 2015 as compared to 2014 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 11.4% and 11.2% of our revenues for the three and nine month periods ended September 30, 2015, respectively, as compared to approximately 12.6% and 11.2% for the respective periods in 2014.  This business requires limited incremental capital to maintain the underlying assets, and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Our total revenues derived from cost recovery mechanisms including the USF and the CAF, were $5.4 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $16.1 million and $12.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Our operating income margins were 17.0% and 40.4% for the three months ended September 30, 2015 and 2014, respectively, and 17.3% and 27.5% for the nine months ended September 30, 2015 and 2014, respectively.  Excluding a $10.2 million curtailment gain recognized in the third quarter of 2014 as a result of the discontinuance of certain postretirement medical benefits, our operating income margins were 20.2% and 20.7% for the three and nine months ended September 30, 2014, respectively. The decrease in our operating income margins for the three-month period was primarily due to increased selling, general and administrative expenses and higher depreciation costs as compared to the same period in 2014. The decrease in our operating margins for the nine-month period was attributable to the same factors as well as restructuring charges of approximately $0.6 million incurred in the first quarter of 2015. Our Adjusted EBITDA margins, as defined below, were 43.7% and 65.1% for the three months ended September 30, 2015 and 2014, respectively, and 44.3% and 51.9% for the respective nine month periods.  Excluding the aforementioned curtailment gain, our Adjusted EBITDA margins were 44.9% and 45.1% for the three and nine months ended September 30, 2014.

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

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, including amortization of debt issuance costs and debt discounts, gains or losses on interest rate swap derivatives and other income or expense, which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate under the circumstances, secondary public offering and stock registration costs and write-off of unamortized debt issuance costs.

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

Results of Operations

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

Operating revenues increased $0.4 million, or 0.9%, from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to increases in data revenues of $2.1 million, partially offset by decreases in RLEC access revenues of $0.6 million and a decrease in R&SB revenues of $1.1 million.  For the three months ended September 30, 2015, data revenues represented 56.2% of our total revenue, compared to 52.4% for the prior year comparative period.  Operating revenues increased $1.6 million, or 1.1% from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to increases in data revenue of $5.1 million and RLEC access revenues of $0.3 million, partially offset by decreases in R&SB of $3.8 million.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $11.8 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 due to a $10.2 million curtailment gain in the prior period, a $1.8 million increase in selling, general and administrative costs  and a $0.5 million net increase in depreciation and amortization costs, partially offset by a decrease in network access costs of $0.3 million and an increase in revenue of $0.4 million.  Operating income decreased $15.1 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily as a result of the aforementioned curtailment gain, a $5.5 million increase in selling, general and administrative costs, a $2.0 million net increase in depreciation and amortization costs, and $0.6 million in restructuring charges, partially offset by a $3.2 million increase in gross margin. For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Adjusted EBITDA was $22.3 million and $32.9 million for the three months ended September 30, 2015 and 2014, and $67.5 million and $78.2 million for the nine months ended September 30, 2015 and 2014, respectively. Adjusted EBITDA for the three and nine-month periods ended September 30, 2014 includes the impact of the aforementioned $10.2 million curtailment gain.

Net income attributable to Lumos Networks decreased  $8.9 million from the three months ended September 30, 2014 to the three months ended September 30, 2015.  Reflected in these results was the $11.8 million decrease in operating income and an increase in interest expense of $1.8 million, partially offset by lower income taxes.

Net income attributable to Lumos Networks decreased $10.8 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily as a result of the $15.1 million decrease in operating income and an increase in interest expense of $1.3 million, partially offset by lower income taxes.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
Dollars in thousands	2015	2014	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$11,560	$10,470	$1,090	10.4%
Transport	9,507	11,279	(1,772)	(15.7)%
FTTC	7,556	4,739	2,817	59.4%
Total Data	28,623	26,488	2,135	8.1%
R&SB:
Legacy voice	11,141	12,240	(1,099)	(9.0)%
IP services	4,134	4,127	7	0.2%
CLEC access	1,285	1,301	(16)	(1.2)%
Total R&SB	16,560	17,668	(1,108)	(6.3)%
RLEC access	5,786	6,360	(574)	(9.0)%
Total operating revenues	$50,969	$50,516	$453	0.9%

	Nine Months Ended September 30,
Dollars in thousands	2015	2014	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$33,885	$31,501	$2,384	7.6%
Transport	30,016	33,411	(3,395)	(10.2)%
FTTC	20,578	14,420	6,158	42.7%
Total Data	84,479	79,332	5,147	6.5%
R&SB:
Legacy voice	34,383	37,780	(3,397)	(9.0)%
IP services	12,495	12,490	5	0.0%
CLEC access	3,957	4,335	(378)	(8.7)%
Total R&SB	50,835	54,605	(3,770)	(6.9)%
RLEC access	17,103	16,834	269	1.6%
Total operating revenues	$152,417	$150,771	$1,646	1.1%

•

Data.  Data revenues for the three months ended September 30, 2015 increased $2.1 million, or 8.1%, over the comparative period in 2014, and data revenues for the nine months ended September 30, 2015 increased $5.1 million, or 6.5% over the comparative period in 2014.  The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC site services and growth in enterprise data revenues partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues increased 10.4%  and 7.6%  for the three and nine months ended September 30, 2015, respectively, as compared to the same respective periods in 2014.  We were connected to 1,642 on-net buildings as of September 30, 2015, as compared to 1,456 as of September 30, 2014.  Metro Ethernet and dedicated Internet were the primary contributors to revenue growth in this segment, which growth was partially attributable to increased installation of services sold through our carrier end user distribution channel. Growth in these product lines was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport  – The 15.7% and 10.2% decreases in transport revenue for the three and nine months ended September 30, 2015, respectively, from the comparative three and nine month periods in the prior year was primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our FTTC contracts grew 59.4% and 42.7%   for the three and nine months ended September  30, 2015, respectively, comparatively to 2014.  This growth is attributable to an approximate 45.5% increase in our fiber connections to wireless cell sites, from 708 at September 30, 2014 to 1,030 at September 30, 2015 and the addition of second tenants to existing connected cell towers.  Our ratio of FTTC tenants per tower was 1.32 at September 30, 2015.

•

R&SB.   Revenue from residential and small business products declined 6.3% and 6.9%  for the three and nine-month periods ended September 30, 2015, respectively, as compared to the respective periods in 2014.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).   As of September 30, 2015, we operated approximately 25,902 RLEC telephone access lines and 76,380 competitive voice lines, compared to approximately 27,716 and 85,683 as of September 30, 2014, respectively.  This represents a 6.5% year-over-year decline in RLEC telephone access lines and a 10.9% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 8.5% over the last twelve months from 5,309 at September 30, 2014 to 5,760 at September 30, 2015.

•

RLEC Access.  The 9.0%  decrease in RLEC access revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015 and the 1.6% increase in RLEC access revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 is the result of changes in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and the decrease in RLEC telephone access lines and intrastate access rate reductions mandated by regulatory reform.

OPERATING EXPENSES

The following table identifies our operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
Dollars in thousands	2015	2014	$ Variance	%Variance
Operating Expenses:
Network access costs	$9,932	$10,250	$(318)	(3.1)%
Selling, general and administrative	20,554	8,545	12,009	140.5%
Depreciation and amortization	11,803	11,272	531	4.7%
Accretion of asset retirement obligations	33	38	(5)	(13.2)%
Restructuring charges	-	-	-	N/M
Total operating expenses	$42,322	$30,105	$12,217	40.6%

	Nine Months Ended September 30,
Dollars in thousands	2015	2014	$ Variance	%Variance
Operating Expenses:
Network access costs	$29,556	$31,154	$(1,598)	(5.1)%
Selling, general and administrative	60,657	44,964	15,693	34.9%
Depreciation and amortization	35,112	33,141	1,971	5.9%
Accretion of asset retirement obligations	105	95	10	10.5%
Restructuring charges	637	-	637	N/M
Total operating expenses	$126,067	$109,354	$16,713	15.3%

N/M – not meaningful

Network Access Costs.  Network access costs decreased $0.3 million, or 3.1%, for the three months ended September 30, 2015 and $1.6 million or 5.1% for the nine months ended September 30, 2015,  as compared to the same periods in the prior year, which is primarily attributable to the overall decrease in voice access lines and cost savings from network grooming activities, partially offset by increases in carrier access and colocation costs as we expand and enhance our fiber network.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2015 increased $12.0 million from those incurred in the same period in 2014 primarily as a result of a $10.2 million curtailment gain on retirement benefits recorded in the 2014 period, in addition to a $0.6 million increase in salaries, wages and benefit related costs due to increased headcount in our data business, partially offset by reduced headcount in our R&SB segment, and increases in retirement benefit plan costs, a $0.3 million increase in equity-based compensation primarily due to grant activity, and increases in operating taxes and other general and administrative costs.  Selling, general and administrative expenses increased $15.7 million or 34.9%, for the nine months ended September 30, 2015 as compared to the prior year due to the same contributing factors as the three month period.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 4.7%, for the three months ended September 30, 2015 from the same period in the prior year due to a  $2.1 million increase in depreciation costs, partially offset by a decrease in amortization expense of $1.6 million.  Depreciation and amortization increased $2.0 million, or 5.9%, for the nine months ended September 30, 2015 from the same period in the prior year due to a $4.8 million increase in depreciation costs, partially offset by a decrease in amortization expense of $2.8 million.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to customer intangible assets for which an accelerated amortization method is applied based on these assets’ estimated patterns of benefit.

Restructuring Charges.  We incurred $0.6 million in restructuring charges for the nine months ended September 30, 2015, which consisted of separation benefits associated with an employee reduction-in-force, primarily in our legacy businesses, that was completed in March 2015.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Interest expense	$(5,817)	$(3,969)	$(1,848)	46.6%
Gain on interest rate swap derivatives	198	302	(104)	(34.4)%
Other income, net	58	179	(121)	(67.6)%
Total other expenses, net	$(5,561)	$(3,488)	$(2,073)	59.4%
Income tax expense	$1,774	$6,713	$(4,939)	(73.6)%

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Interest expense	$(13,022)	$(11,755)	$(1,267)	10.8%
Gain on interest rate swap derivatives	445	395	50	12.7%
Other (expense) income, net	(89)	529	(618)	(116.8)%
Total other expenses, net	$(12,666)	$(10,831)	$(1,835)	16.9%
Income tax expense	$6,221	$12,402	$(6,181)	(49.8)%

Interest Expense.  Interest expense for the three and nine months ended September 30, 2015 and 2014 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs and, beginning in the third quarter of 2015, interest incurred on the 8% Notes as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense is primarily attributable to the interest on the 8% Notes, partially offset by lower interest rates on the Credit Facility, higher interest capitalization due to increased long-term network construction projects and changes in bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gain on Interest Rate Swap Derivatives.  The gains or losses recorded in each period are reflective of mark-to-market adjustments to record the asset or liability associated with the interest rate swap derivatives at fair value on the condensed consolidated balances sheets, which is impacted by fluctuations in interest rates and other market factors.

Other Income (Expenses).  Other income (expenses) primarily consists of interest income earned on marketable securities during the periods, which was more than offset by costs incurred for the secondary public stock offering (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements) for the nine month period ended September 30, 2015.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2015 and 2014 was $1.8 million and $6.7 million, respectively, and income tax expense for the nine months ended September 30, 2015 and 2014 was $6.2 million and $12.4 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible expenses for each period. Our effective tax rate was 45.5% and 40.5% for the nine month periods ended September 30, 2015 and 2014, respectively.  The increase in our effective tax rate is primarily attributable to non-deductible interest related to the 8% Notes issued in August 2015, which are subject to the AHYDO interest limitation. Our other recurring non-deductible expenses relate primarily to non-cash equity-based compensation.  The decrease in income tax expense was primarily due to the decrease in income before taxes, partially offset by the increase in our effective tax rate as a result of non-deductible public offering costs and increased non-deductible equity-based compensation and non-deductible interest.

At September 30, 2015, we had unused federal net operating losses (“NOLs”) of approximately $22.1 million, net of adjustments for unrecognized income tax benefits.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 to 2034.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

For the nine months ended September 30, 2015 and 2014, our cash flows from operations totaled approximately $52.0 million and $60.6 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of September 30, 2015, we had $567.2 million in aggregate long-term liabilities, consisting of $457.3 million in long-term debt, net of $35.4 million in debt discounts and deferred issuance costs, and $109.9 million in other long-term liabilities, inclusive of deferred income tax liabilities of  $90.8 million, pension and other postretirement obligations of $17.1 million and other long-term liabilities of $2.0 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of September 30, 2015.

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

As of September 30, 2015, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at September 30, 2015
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.89	Not more than 5.00
Minimum interest coverage ratio	6.41	Not less than 3.25

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

On August 6, 2015, we closed on the issuance of unsecured promissory notes in an aggregate principal amount of $150 million (the “8% Notes”) to an affiliate of Pamplona Capital Management LLC (“Pamplona”). Net proceeds of the 8% Notes, after payment of closing costs, were used to pay off $40 million of our existing Credit Facility, with the remainder to be used for general corporate purposes, including to fund future growth opportunities. The 8% Notes bear interest at an annual fixed rate of 8.00% and mature on August 15, 2022.  Interest is payable in arrears on a quarterly basis on August 15, November 15, February 15 and May 15 of each year, beginning on November 15, 2015.  Interest is payable in cash or, at our election, through the issuance of additional notes or by adding the amount of the accrued interest to the unpaid principal amount of the 8% Notes outstanding at that time.

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2015.  As of September 30, 2015, the combined total net present value of the Company’s future minimum lease payments was $2.7 million.

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$52,005	$60,553
Net cash used in investing activities	(119,205)	(44,251)
Net cash provided by (used in) financing activities	116,851	(12,145)
Increase in cash and cash equivalents	$49,651	$4,157

Operating. The decrease in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and employees and cash collections from customers.

Investing.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures of $16.0 million and purchases of marketable securities in excess of proceeds from sale or maturity of marketable securities of $44.2 million as compared to net proceeds of $19.8 million in 2014, partially offset by cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $7.7 million.  Capital expenditures for the nine months ended September 30, 2015 were comprised of (i) $77.4 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $1.6 million for network maintenance, (iii) $2.8 million for information technology and facility related projects, and less (iv) $1.7 million for decreases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2015 to be approximately $112 million, subject to changes in timing of completion of work on major capital projects.  These capital expenditures are primarily being spent on network expansion projects, including our approximately 665 route-mile expansion between Richmond, VA and Norfolk, VA, enhancing our existing investment in our fiber network backbone and fiber rings, and improving our ability to provide carrier Ethernet transport and enterprise customer data services, FTTC site deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Our fiber optic network consists of approximately 8,400 route miles.  Approximately 42% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 58% of our network under IRU agreements.  During the remainder of 2015, we also expect to allocate a portion of our capital resources to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.  The net cash provided by financing activities for the nine months ended September 30, 2015 consisted of proceeds from the issuance of Term Loan C and the 8% Notes, net of debt issuance costs, of $168.3 million, partially offset by repayment of principal on the Credit Facility and payments under capital lease obligations totaling $48.3 million and dividend payments and other financing activities of approximately $3.1 million.

As of September 30, 2015, we had approximately $63.8 million in cash and cash equivalents and approximately $60.9 million in marketable securities, all of which we consider to be available for current operations and to fund new FTTC projects due to the short-term maturities and liquid nature of the holdings.  We also have $0.4 million of restricted cash, all of which represents amounts pledged for deposit for the RUS broadband stimulus grant and is expected to be released by year end 2015. As of September 30, 2015 we had working capital (current assets minus current liabilities) of approximately $101.1 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However,  if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  We do not expect the future adoption of ASU 2015-02 to have a material impact on our consolidated financial statements and disclosures.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: rapid development and intense competition in the telecommunications and high speed data transport industry; our ability to offset expected revenue declines in legacy voice and access products related to the recent regulatory actions, wireless substitution, technology changes and other factors; our ability to effectively allocate capital and implement  our network expansion plans in a timely manner; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility and 8% Notes; our cash and capital requirements; declining prices for our services; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other SEC filings, including our Annual Report filed on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable-rate debt obligations.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of September 30, 2015, $350.4 million was outstanding under our Credit Facility.  As of September 30, 2015, we had a leverage ratio 3.89:1.00 and an interest coverage ratio 6.41:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt obligations in the form of unsecured notes and capital leases totaling $150.0 million and $2.7 million, respectively, as of September 30, 2015.

Under the terms of our Credit Facility, we are required to enter into interest rate derivative instruments for three years on 50% of our Term Loans A and B (approximately $181.3 million at September 30, 2015).  We entered into an interest rate swap agreement in 2012, whereby we swap one-month LIBOR with a fixed rate of approximately 0.8%.  We entered into additional interest rate swap agreements in July 2013 to bring the combined notional amount of the interest rate swap instruments up to 50% of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the new interest rate swap agreements, we swap one-month LIBOR with a fixed rate of approximately 0.5%.  We will be exposed to interest rate risk on the remaining 50% of the term loan balances prior to December 31, 2015 when our interest rate swap agreements expire and on the full amount of the term loan thereafter.  We do not purchase or hold any financial derivative instruments for trading purposes.

At September 30, 2015, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $63.8 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $60.9 million, substantially all of which are fixed income securities with maturities less than two years.  Other non-current securities and investments totaled $1.1 million at September 30, 2015.

As of September 30, 2015, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper, certificates of deposit and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at September 30, 2015, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$345,350	$307,583	$316,154	$299,310
8% Notes due 2022	119,719	131,574	138,954	124,673
Capital lease obligations	$2,691	$2,648	$2,652	$2,644

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, other than as set forth below.

Risks Relating to Our Business

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

Lumos Networks Operating Company, our wholly-owned subsidiary, has a $425 million credit facility (the “Credit Facility”) which consists of a $100 million senior secured five-year term loan, a $275 million senior secured six-year term loan, a $28 million senior secured incremental loan facility and a $50 million senior secured five-year revolving credit facility. Our indebtedness under the Credit Facility was $345.4 million at September 30, 2015 and it carries interest expense of approximately $14 million annually.

On August 6, 2015, we issued $150 million in aggregate principal amount of 8% Notes due 2022 (the “8% Notes”) to an entity formed by Pamplona Capital Management, LLP (together with another entity formed by Pamplona Capital Management, LLP that acquired warrants to purchase our common stock, the “Pamplona Entities”). Our 8% Notes carry interest expense of approximately $12 million annually.

Our indebtedness could adversely affect our financial health and business and future operations, by, among other things:

•	Limiting our ability to obtain any additional financing we may need to operate, develop, and expand our business;
•	Making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	Increasing our vulnerability to adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;
•	Requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities;
•	Potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry
•

Exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at a variable rate of interest, which could result in higher interest expense in the event of increases in interest rates; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business, and other factors, many of which we cannot control. If the cash flows from our subsidiaries’ operating activities are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets, or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all.

Our Credit Facility and our 8% Notes impose certain operating and financial restriction, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

Our Credit Facility imposes certain operating and financial restrictions on our subsidiaries. These restrictions generally:

•	Restrict our subsidiaries’ ability to incur additional indebtedness or issue preferred stock;
•	Restrict our subsidiaries from entering into transactions with affiliates;
•	Restrict our subsidiaries’ ability to consolidate, merger or sell all or substantially all of their assets;
•	Impose financial covenants relating to the business of our subsidiaries, including leverage and interest coverage ratios;
•	Require our subsidiaries to use a portion of “excess cash flow” (as defined in the Credit Facility) to repay indebtedness if our leverage ratio exceeds specified levels; and
•	Restrict our subsidiaries’ ability to agree to liens on assets or agreements (such as leases),

Our 8% Notes also impose certain financial and operating restrictions. These restrictions generally:

•	Restrict our ability to incur additional indebtedness or issue preferred stock; and
•	Restrict our ability to agree to liens.

We cannot provide assurance that these covenants will not adversely affect our ability to finance our future operations or capital needs or pursue available business opportunities. A breach of any of these covenants could result in a default with respect to the Credit Facility or the 8% Notes, as applicable. If a default occurs, our indebtedness under the Credit Facility or the 8% Notes, as applicable, could be declared immediately due and payable.

Risks Related to Our Common Stock:

Outstanding warrants may cause dilution to existing shareholders.

On August 6, 2015, we issued to a Pamplona Entity a warrant to purchase up to 5,500,000 shares of our common stock (the “Warrant”). The warrant is exercisable on a cashless basis at an initial exercise price of $13.99 per share and may be net-share settled only. Exercise of the Warrant may cause dilution to the interests of other stockholders as a result of the additional common stock that would be issued. Additionally, the Warrant contains anti-dilution provisions that could result in further dilution to our stockholders.

The Pamplona Entities have influence over our business and their interests may not always coincide with the interests of the holders of our common stock.

Two of the nine directors that serve on our board of directors are representatives or designees of the Pamplona Entities pursuant to an Investor Rights Agreement between a Pamplona Entity and us. By virtue of the Investors Rights Agreement and such representation on the board of directors, the Pamplona Entities have influence over corporate and management policies and matters submitted to our stockholders, including the election of the directors.

The interest of the Pamplona Entities may not always coincide with the interests of our stockholders. Accordingly, because the Pamplona Entities have influence over our business, they could seek to influence us to enter into transactions or agreements adverse to the interests of our stockholders or to forego entering into transactions or agreements that may be beneficial to our stockholders.

In addition, the Pamplona Entities are in the business of making investments in companies and may, from time to time, acquire and hold interests in business that compete directly or indirectly with us. The Pamplona Entities may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Additionally, we have specifically renounced any interest or expectancy that the Pamplona Entities will offer to us any investment or business opportunity of which they are aware.

The shares of our common stock previously owned by the Quadrangle entities were distributed to the Quadrangle entities’ investors in September 2015 and became eligible to be freely traded on The NASDAQ Global Market, which could depress the market price of our common stock.

 As of August 31, 2015, Quadrangle NTELOS Holdings II LP beneficially owned 591,898 shares, or approximately 2.6%, of our outstanding common stock. These shares of common stock were not freely tradable on The NASDAQ Global Market. In September 2015, Quadrangle NTELOS Holdings II LP distributed these shares to its investors which increased the number of shares of our common stock eligible to be freely traded on the NASDAQ Global Market, which could depress the market price of our common stock.

As a result of this distribution, all obligations of the Company and the Quadrangle entities under the Shareholders Agreement dated as of October 31, 2011 (as amended, the “Shareholders Agreement”) have been completed and the Shareholders Agreement has expired. Accordingly, the 2014 Form 10-K Risk Factors relating to the Quadrangle entities are hereby removed as no longer applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended September 30, 2015, the Company repurchased 1,950 shares of Company stock in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2015 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	557	$14.53	N/A	N/A
August 1, 2015 - August 31, 2015	680	$13.08	N/A	N/A
September 1, 2015 - September 30, 2015	713	$12.14	N/A	N/A
	1,950	$13.15	N/A

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

Date: November 3, 2015

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)