Form 10-K
period 2015-12-31
Lumos Networks Corp.
filed 2016-03-10
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2015, the aggregate market value of the Registrant’s common stock was $329,427,269.

There were 23,211,325 shares of the registrant’s common stock outstanding as of the close of business on March 4, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Incorporated Into
Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.
2015 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business.

Lumos Networks Corp. Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our approximately 8,600 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

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

Business Strategy

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) leverage our fiber network to expand to new fiber to the cell opportunities; (ii) monetize our approximately 8,600 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic;  (iii) use our “expansion” and "edge-out” strategies to expand into new markets and markets adjacent to our existing footprint to increase our addressable market size; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Our data segment, which provided approximately 56% of our total revenue in 2015, represents the main growth opportunity and is the key focal point of our strategy and includes our enterprise data, transport and FTTC product groups.  Given our focus on on-net customers, our data services typically carry higher gross margins than many of our other services.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  We are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge-out markets, maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.

Our residential and small business (“R&SB”) and RLEC access segments provided approximately 33% and 11% of our total revenue in 2015, respectively.  Our R&SB segment includes legacy voice and IP services products targeted to our residential and small business customers.  Our RLEC access segment provides other carriers access to our network within our RLEC territories, primarily through switched access services.  These segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows.  Despite declining revenues as a result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement of voice service offerings from cable operators in our markets, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.  Alternatively, we could explore the separation of these assets in order to monetize them more expediently through a sale or some other transaction.

The key imperatives for our data growth initiatives are as follows:

Enhance Carrier Ethernet Network and Grow FTTC Revenues

As demand for FTTC services, greater data transport bandwidth and guaranteed network stability continues, there is an increasing demand to provide carrier Ethernet networks to our wireless carrier customers and select large data transport customers. In 2014, we completed the core construction of an approximately 850-mile carrier network within our existing fiber network to provide FTTC solutions to multiple large wireless communication providers and select large enterprise customers who operate in our markets and connected the first FTTC sites to this carrier network. This migration continued through 2015 and we expect to have substantially all existing FTTC traffic transitioned early in 2016. Additionally, new traffic has been and will continue to be added directly to this network. As of December 31, 2015, we provided FTTC connectivity to 1,099 cell sites.  We intend to significantly increase FTTC connectivity to cell sites in close proximity to our fiber network over the next several years to capitalize on the growth opportunity in our footprint.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our carrier customers with legacy services to our Ethernet-based services with the intent of reducing churn and improving the customer experience.

Enhance Legacy Enterprise Networks and Grow Enterprise Revenues

As demand for greater data bandwidth and guaranteed network stability continues to grow within enterprise services, we continue to invest capital in expanding and enhancing our enterprise networks to accommodate our customer needs. Growing our enterprise revenues using a success-based expansion approach is critical to ensuring the desired returns on invested capital are met.  As of December 31, 2015, our 8,600 route-mile fiber network was connected to approximately 1,732 buildings.  We believe there is significant prospect to compete for opportunities to connect to additional buildings and data centers in close proximity to our existing fiber network.  Our primary sales channels are enterprise-direct and carrier end user.  Our carrier end user channel facilitates the sale of enterprise data services for national carrier customers that are within our footprint.  Through use of this sales channel we are able to leverage our existing fiber infrastructure to grow revenue and reduce the likelihood of being overbuilt within our markets.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our enterprise customers with legacy services to our Ethernet-based services, and appropriately incent our sales force to focus on renewal of long-term contracts with the intent of reducing churn and improving the customer experience.

Monetize our Expansion Markets and Edge-Out into Key Markets Adjacent to Our Existing Network Footprint

Driven by demand from existing enterprise and carrier customers, our expansion strategy grows our fiber network into new contiguous markets by leveraging existing and new assets.  Our current expansion markets are Richmond, VA and Norfolk, VA (including the nearby City of Petersburg and the Hampton Roads area).  In 2015, we added 785 route miles of new fiber to our network, which includes our partially completed fiber network expansion of approximately 822 route miles in the Richmond and Norfolk area. This expansion is underpinned by a long-term FTTC contract with a national U.S. wireless carrier, which will connect a total of 250 new cell sites to our fiber network by early 2016.  We expect the build out to be substantially complete by March 31, 2016. As we expand into these new markets we are significantly increasing our addressable market size, thus allowing us to bring new FTTC carrier customers and enterprise customers onto our fiber networks.    Our edge-out strategy, which focuses on incrementally adding network assets and new customers in markets in close proximity to our existing footprint, is complementary to our expansion strategy in the Richmond, VA and Norfolk, VA area.

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

Use Disciplined, Success-Based Capital Investment Strategy

We seek to maximize our capital expenditure efficiency by requiring that a significant percentage of our capital investment be tied to specific revenue generating products based on customer commitments, which we refer to as “success-based projects”.  Our success-based capital investment strategy involves maximizing capital expenditure efficiency by pursuing on-net and near-net customer opportunities and maintaining a balanced mix of carrier (including FTTC) and enterprise business.  Our capital investment strategy targets a greater than 15% return on investment and a less than four year payback, along with other strategic considerations.

Business Segments

We have three reportable business segments, as follows:

Data

Our data segment includes our enterprise data, transport and FTTC product groups.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, state and local government agencies, financial institutions, and educational institutions.  Revenues from our data segment accounted for 56.0%, 52.9% and 50.2% of our total revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  Data product lines are growing at a pace that significantly exceeds our legacy product lines and in aggregate, they also provide a higher gross margin.  The objective of our data segment is to leverage the ever increasing data bandwidth demands from our enterprise and carrier customers in our existing and expanding addressable markets.

Our data segment operations are based upon our expansion, edge-out and on-net strategies that seek to capitalize on new markets by maximizing the use of our fiber assets while optimizing capital efficiency and profitability.  In 2015, we continued to re-deploy capital and personnel resources away from our declining legacy product lines towards our growth businesses within our data segment.  Our strategy requires disciplined use of capital expenditures on success-based projects to grow our fiber assets and reach an increasing number of both carrier and enterprise customers.

In addition to the higher gross margins that are characteristic of the data business and our on-net expansion, we have also been able to deliver other enterprise services, such as metro Ethernet transport as a direct result of our expanding network.  We believe our expansion, edge-out and on-net strategies, combined with our commitment to customer service, will continue to attract larger customers in our key vertical markets.

We generate growth within our data segment through new long-term FTTC contracts with wireless carriers deploying LTE services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers.  In 2015, we added 241 FTTC sites, representing a year-over-year increase of approximately 28.1%, and 255 on-net buildings, representing an increase of approximately 17.3% year-over-year.  Our sales force is organized into carrier and enterprise teams to effectively pursue the respective opportunities.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our FTTC and edge-out plans in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

R&SB

Our R&SB segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding voice over IP (“VoIP”) services which are typically provided to enterprise customers and are included in our data segment) and the following IP services products: fiber-to-the-premise broadband XL, DSL, integrated access and IPTV video.  These products are sold to residential and small business customers through our competitive local exchange carrier (“CLEC”) and rural local exchange carrier (“RLEC”) networks.  Revenues from our R&SB segment accounted for 32.9%,  35.8% and 38.9% of our total revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  Despite declining revenues, we expect the cash flows from our legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.  As of December 31, 2015, we operated approximately 73,705 CLEC lines and approximately 25,516 RLEC telephone access lines, a portion of which are fiber-fed and have IPTV-based video services and broadband Internet access offering speeds of up to 1 Gigabit.  We also provide high-speed DSL bundled services to customers within this segment.  This segment also includes revenues from switched access and reciprocal compensation services provided to other carriers in our competitive markets.

RLEC Access

Our RLEC access segment provides carrier customers access to our network within our RLEC footprint and primarily includes switched access services.  Revenues from our RLEC access segment accounted for 11.1%, 11.3% and 10.9% of our total revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  A significant portion of our RLEC access segment revenues are derived from programs funded by regulatory agencies for recovery of revenue loss resulting from intercarrier compensation reform.  We anticipate continuing declines in RLEC access revenues primarily resulting from regulatory actions taken by applicable regulatory authorities as described in the Regulation section below and also due to network grooming activities by carriers.

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

Products and Services

Data Services:

We provide data services to carriers and enterprise customers including healthcare providers, local government agencies, financial institutions, educational institutions, and other enterprises over our fiber network.  Our key data service offerings include the following:

Carrier Ethernet 2.0	•	Ethernet connectivity among multiple locations in the same city or region over our fiber optic network.
	•	Connectivity to/from our partner networks through connections to carrier hotels and Network-to-Network Interface (“NNI”) circuits.
	•	Metro Ethernet Forum (“MEF”) 2.0 certified products (E-line, E-Tree, E-LAN and E-Access).
	•	Fiber to the cell sites (“FTTC”), used by wireless carriers as backhaul.
	•	User Network Interfaces (UNIs) offered at 1Gbps, 10Gbps and 100Gbps; Ethernet Virtual Circuit (EVC) bandwidth ranging from 3Mbps to 100Gbps.

High-capacity Private Line Service and Wavelength Transport Services	•	High-capacity, non-switched transport facilities provided to end users and carriers for voice and data applications.
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

Data Center/Collocation Services	•	Secure, reliable and high speed access to computing resources for regional data center/collocation facilities that provide security, UPS, generator and HVAC technologies.

Dark Fiber	•

We provide leased dark fiber for our customers that want the ability to scale their communications with high bandwidth needs.  These customers own the electronics and therefore control their own network requirements.

Residential and Small Business:

We provide fiber-to-the-premise Broadband XL and DSL Internet, voice, video and IP services to our residential and small business customers.  Our voice service offerings include local lines, PRI, long distance, toll and directory advertising and other voice services.  Our customers have the option of bundling our voice, broadband and video service offerings.  Our IP-enabled product offerings combine voice and data services over dedicated broadband facilities utilizing VoIP protocols allowing customers dynamically allocated bandwidth to maximize voice and data transmission. VoIP technology also enables advanced voice features such as simultaneous ring, remote office, SIP trunks and business continuity.  Our IPTV-based video services offer over 300 channels, including approximately 86 high definition channels, video-on-demand, TV Everywhere and DVR capability.

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

Our overall strategy of deliberately and strategically shifting resources to our data business also extends to our sales and sales engineering teams.  Our specialized sales force is organized into carrier and enterprise teams to effectively pursue opportunities with the focus on capitalizing on the increased bandwidth demand through new long-term FTTC contracts and bandwidth upgrades in our expansion and edge-out markets and to improve enterprise penetration within our existing markets.  Our carrier sales team uses the carrier end user sales channel to reach new enterprise customers through strategic partnerships with national carriers to provide fiber bandwidth solutions over our network.  We expect an increasing portion of new enterprise sales over time will be initiated through this sales channel.

Our current expansion markets include Richmond, VA and Norfolk, VA (including the City of Petersburg and the Hampton Roads area).  We employ in-market sales teams to drive revenue growth in these markets.  In 2015, we completed a portion of our expansion of approximately 822-route miles to our fiber network in the Richmond metropolitan area and eastward to the key metropolitan areas in and around Norfolk, VA, which is expected to be substantially complete by March 31, 2016.  Our expansion in these markets significantly increases our addressable market for FTTC and enterprise data and our carrier and enterprise sales teams are rapidly mobilizing to sell into these new markets.  We expect to generate significant revenue from this expansion in 2016.

Marketing.  Our marketing team is primarily focused on driving revenue growth in our data business, particularly in our expansion markets of Richmond, VA and Norfolk, VA, revenue retention in our residential and small business segment and enhancing the overall customer experience.  During 2015, we completed a robust market analysis in our existing, expansion and edge-out markets which provided further visibility into our data business growth opportunities. We have developed and will implement a comprehensive outreach and lead generation strategy across our footprint. We also continue to implement a multi-phase customer experience enhancement plan that provides deeper customer data visibility internally and enables proactive management of our top customers’ experience.

Customer Care.  We differentiate our customer care teams so our customer care representatives can provide the highest level of service by specializing in servicing and supporting data customers and residential and small business customers.  We continue to implement our Elite Care and Platinum Care programs, which are designed to provide a higher level of service to our top wireless carrier and enterprise data customers, respectively. Each customer is assigned a dedicated Client Program Manager who assists in proactively managing the customers’ experience and addresses customer issues and opportunities using a cross functional team approach that engages sales, network, service delivery and customer care teams. The Client Program Manager is assisted by a Technical Support Manager who focuses on support of network performance.

Our Network and Platform

We have developed a fiber optic network of long-haul fiber, carrier Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  As of December 31, 2015, our fiber network spanned approximately 8,600 route miles.

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

In 2015, we completed several significant network enhancement and upgrade projects including the construction of a new MEF certified Carrier Ethernet MPLS/IP fiber overlay network designed to handle FTTC traffic within our network.  This overlay network, totaling approximately 850 route miles, connects four key markets in our footprint (Pittsburgh, PA, Charleston, WV, Roanoke, VA and Ashburn, VA) and meets carrier class requirements for fast-rerouting, full redundancy and low latency performance.  Our second network operations center located in Pittsburgh, PA, opened in 2014, is compatible with our FTTC all-IP network overlay.  Now fully operational, the new network operations center provides replication of all traditional functions of our existing network operations center located in Waynesboro, VA, including performance surveillance, repair, upgrade and maintenance of our fiber network and redundancy of our business continuity and disaster recovery functions.  Our parallel network operations centers provide technical surveillance of our network using industry leading network management systems.

Our local networks consist of central office digital switches, routers, loop carriers and virtual and physical collocations interconnected primarily with fiber facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

Competition

We compete with incumbent local exchange carriers (“ILECs”), broadband service providers, incumbent cable operators, and fiber providers and to a lesser extent, CLECs.  We also face competition from potential future market entrants.  In the last several years, we have seen increasing competition from the cable operators and ILECs for metro-Ethernet services to mid-size businesses.  To remain competitive, we position our company as a customer-focused, leading edge provider with a full portfolio of broadband and IP-based services and a differentiation strategy centered on customizable data solutions.

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

As the RLEC for the western Virginia cities of Waynesboro, Clifton Forge and Covington and portions of the Virginia counties of Alleghany, Augusta and Botetourt, we have competition from cable companies and are subject to competition from wireless carriers.  A portion of residential customers moving into our service area do not purchase landline phone service.  Although CLECs have not entered our incumbent markets to compete with us, it is possible that one or more may enter our markets.  To minimize potential competition in the RLEC markets, we offer fiber-to-the-premise, DSL, video over copper and a variety of bundled services for broadband, voice and video.

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

Employees

As of December 31, 2015, we employed 591 full-time and two part-time employees. Of these employees, 43 are covered by a collective bargaining agreement that expires June 30, 2017.  We believe that we have good relations with our employees.

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

In 2011, the FCC released a significant order on intercarrier compensation reform.  In the order, the FCC adopted a uniform national bill-and-keep framework (in which carriers do not collect or pay access charges or reciprocal compensation) as the ultimate end state for all telecommunications traffic exchanged between carriers.  The FCC established the $2 billion Connect America Fund (CAF) for RLECs and RLECs now receive support principally through the CAF rather than through intercarrier compensation.  The FCC order permitted ILECs to implement a new charge on end users to partially offset the loss in access charge revenues, the Access Recovery Charge (“ARC”), effective July 1, 2012.  The maximum ARC for residential customers is $3 per month after six years.  Multi-line business customers have their Subscriber Line Charge and ARC combined capped at $12.20 per line. On May 23, 2014, the Tenth District Court of Appeals affirmed the FCC’s order, including the establishment of the CAF and the reform of intrastate access and reciprocal compensation.

Our RLECs began charging the ARC and began receiving funding from the CAF on July 1, 2012.  Effective July 1, 2013, our RLECs and CLECs took their rates for most intrastate access to interstate rates. Effective July 1, 2014 and July 1, 2015, our RLECs and CLECS further reduced interstate and intrastate access charges as required by the FCC.

Net Neutrality.

On March 12, 2015, the FCC released an order re-classifying Internet service providers as common carriers under Title II of the Federal Communications Act and stating its intention to forbear from much of Title II regulation at this time. These new rules took effect on June 12, 2015. At this early stage, it is uncertain what portions of Title II the FCC might apply and the FCC has not yet adjudicated any complaints under the new rules. Rules that increase the regulation of Internet services could limit our ability to efficiently manage our network and to respond to competitive challenges and could cause us to incur additional administrative costs. While it is uncertain what impact the new rules will have on us,  we do not currently expect that the new rules will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We may not be able to successfully implement our strategy to grow our data business and thereby sustain our revenue and cash flow growth.

We must grow our data business and manage the decline in our legacy businesses in order to sustain our revenue and cash flow growth.  We have pursued several growth initiatives including:

•	Investing in a comprehensive network expansion into the Richmond, VA and Norfolk, VA area;
•	Increasing network investments in our core markets;
•	Investing in fiber network expansion into new adjacent geographic markets;
•	Building fiber to wireless carrier cell sites; and
•	Launching new products and services that meet customers’ data and IP needs.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell additional services to existing customers by effectively implementing our sales and marketing plans;
•	Manage churn through successful implementation of our customer retention programs and upgrading existing customers from time division multiplexing (“TDM”) products to advanced Ethernet services;
•	Offset our revenue declines from churn in our legacy voice and access segments and within our data segment resulting from customers TDM product replacement;
•	Complete customer installations in a timely manner to meet customer demands;
•	Successfully train our sales force to adapt to evolutionary demand for advanced data service;
•	Efficiently manage our capital expansion plans;
•	Obtain capital necessary to implement our growth plans;
•	Manage increased competition from other data service providers in existing and new markets; and
•	Remain competitive with customer pricing and service expectations.

We may be unable to successfully divest legacy businesses on a timely basis, which would hinder our strategy of accelerating our transformation to a pure play fiber bandwidth infrastructure company, and divestitures we do complete could adversely affect our results of operations.

From time to time, we consider the divestiture of legacy businesses based on management's assessment of their strategic value to our business. Divesting certain of our products or assets would be complex operationally due to their interrelationships with products and assets we would desire to retain. Any divestiture also would have implications under our Credit Facility and 8% Notes. The inability to divest legacy businesses on a timely basis would hinder our strategy of accelerating our transformation to a pure play fiber bandwidth infrastructure company. Additionally, decisions to divest certain business operations could involve realization of losses, transition and wind-up expenses and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows, and may fail to yield the expected benefits.

We may require additional capital to fund our strategic growth plan, and if we fail to obtain this capital, we may experience a material adverse effect on our business.

Our strategic growth plans require a significant amount of capital investment in fiber operations through organic and/or inorganic growth.  Additionally, to remain competitive, we will need to continue to upgrade the technical requirements of our existing network infrastructure and build out our network with advanced fiber technology within our territories which will require a significant investment of capital resources.  Additionally, the cost or extent of the work required for organic growth projects could be more significant than anticipated.  Any such unplanned capital expenditures may adversely affect our business, financial condition and operating results.

We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to a revolving credit facility, which is currently undrawn. However,  if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

We may not be able to complete acquisitions and acquisitions we do complete could result in operating difficulties, dilution and other adverse consequences, which could adversely affect our results of operations.

We evaluate potential strategic transactions in order to pursue our strategy. At any given time, we may be engaged in discussions with respect to one or more of such transactions that may be material to our financial condition and results of operations. There can be no assurance that any such discussions will result in the consummation of any transaction or that we will identify appropriate transactions on terms acceptable to us. Adverse capital markets and volatility in our stock price could also negatively impact our ability to make acquisitions.

Future acquisitions may result in the dilutive issuances of equity securities, use of our cash resources and incurrence of debt or contingent liabilities. Acquisitions also may result in significant costs and expenses and charges to earnings, including those related to employee costs, integration costs, unexpected liabilities and legal, accounting and financial advisory fees. Any of these items could adversely affect our business, results of operations and cash flows.

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

We generated approximately 32% of our operating revenue from our six largest carrier customers in the year ended December 31, 2015. No single customer currently represents more than 10% of our operating revenues.  If we were to lose one or more of these carrier customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

We may have to undertake further restructuring plans which would require additional charges.

From time to time we have incurred restructuring charges as a result of changes in our business strategy, most recently in the first quarter of 2016. We plan to continue to evaluate our business, which may result in additional restructuring activities. We may choose to implement workforce reductions, outsource certain functions or consolidate or close certain facilities. Decisions to engage in future restructuring activities could involve realization of losses, wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows.

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

Lumos Networks Operating Company, our wholly-owned subsidiary, has a credit facility (the “Credit Facility”) which consists of senior secured term loans and a senior secured revolving credit facility.  Our indebtedness under the Credit Facility was $348.4 million at December 31, 2015 and it carries interest expense of approximately $12 million annually.

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

Our Credit Facility and our 8% Notes impose certain operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

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

Over time, FCC and state regulations have resulted in reducing the switched access and reciprocal compensation revenue of our RLECs.  In 2011, the FCC released an order comprehensively reforming interstate and intrastate intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge.”  Regulatory changes could impact the amount and timing of the revenues received from these funds in the future.  There is no guarantee that we will recover all or a portion of lost revenues resulting from intercarrier compensation system reform or that we will not be subject to further rate reductions in the future.  Furthermore, by accepting government funding, we are subject to audit by the FCC or certain other government agencies that administer the funds and our methodologies or approaches taken to determine the amounts of eligible access revenues or costs, as applicable, could be called into question during an audit. Although we believe our methodologies and approaches are compliant and reasonable, there is no assurance that an audit would not result in a demand for a partial refund or nonpayment of future funding by the respective government agency.

Lumos Networks and other industry participants are frequently involved in disputes over issues that, if decided adversely to us, could harm our financial and operational prospects.

We anticipate that we will continue to be subject to risks associated with the resolution of various disputes, lawsuits, arbitrations and proceedings affecting our business.  These issues may include, among other things, the administration and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations and intercarrier compensation.  We also may be included in proceedings and arbitrations before state and regulatory commissions, private arbitration organizations, and courts over many issues that will be important to our financial and operation success.  While we believe we have adequate reserves for the probable and estimable losses related to the expected outcomes of our current disputes, the results of these disputes are inherently unpredictable.

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

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies.  We currently rely on a mix of internal systems and third-party supported applications and systems to provide all of our information and data processing needs.  Some of our billing, customer service and management information systems have been developed by third parties and may not perform as anticipated or the third parties may experience interruptions or other problems delivering these systems.  In addition, our plans for developing and implementing our information and billing systems rely to some extent on the delivery of products and services by third-party vendors.  Our right to use these systems is dependent upon license agreements with third-party vendors.  Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process customer information and/or bill our customers.  Since we rely on third-party vendors to provide some of these services, any switch in vendors could be costly and affect operating efficiencies.

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

We are a party to collective bargaining agreements with our labor union, which represented 43 employees as of December 31, 2015.  Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire.  If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business.  Our collective bargaining agreements are generally renegotiated every three years and the current agreements expire June 30, 2017.

If we cannot obtain and maintain necessary construction permits, rights-of-way and access to pole attachments for our network, our operations may be interrupted, customer installations may be delayed and we would likely face increased costs.

We need to obtain and maintain the necessary rights-of-way for our network from governmental and quasi-governmental entities and third parties, such as railroads, utilities, state highway authorities, local governments, transit authorities and private landowners.  Additionally, in many cases we require construction permits to complete fiber installations. We may not be successful in obtaining and maintaining these rights-of-way or construction permits or obtaining them on acceptable terms.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements are terminated or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove our network facilities from the affected areas, relocate or abandon our networks.  This would interrupt our operations and force us to find alternative rights-of-way and make unexpected capital expenditures.  If we are unable to obtain construction permits in a timely manner, or at all, we could face delays in fiber installations, incur unexpected cost for network redesign work, or default on customer contracts. In addition, our failure to maintain the necessary rights-of-way, franchises, easements, licenses and permits may result in an event of default under our credit agreement and may subject us to legal complaints or claims.  We may also incur costs resulting from a disruption of service or the relocation of equipment for other carriers that use our network under Indefeasible Rights to Use (“IRU”) arrangements granted by us.

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

Our rights to the use of fiber that are part of our network may be affected by the ability to continue long term contracts and the financial stability of our IRU fiber providers.

A portion of our services are provided on network fiber facilities licensed or leased from other network service providers through IRUs or similar arrangements.  The facilities under these agreements have remaining terms generally ranging from less than 1 year to 24 years.  In these agreements, the network owner is responsible for network maintenance for which we pay such network owners.  If our network provider under IRU agreements has financial troubles, it could adversely affect our costs, especially maintenance costs and ability to deliver service.  Also, if our network providers under IRU agreements are unable to obtain and maintain necessary rights-of-way and access to pole attachments for their fiber networks or if they fail to renew or extend our IRUs, our operations may be interrupted and/or we could incur material expenses if we were required to relocate to alternative network assets.

We are dependent upon interconnection agreements with other carriers to reach some of our customer locations.

We have interconnection agreements with ILECs  in the competitive markets we serve.  Based on existing customers and our assessment of growth opportunities in these markets, we purchase wholesale voice lines, data circuits and access to collocation facilities under these agreements.  From time to time, we are required to negotiate amendments to, extensions of, or replacements for these agreements.  Additionally, we may be required to negotiate new interconnection agreements in order to enter new markets in the future.  We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us.  Our inability to do so would adversely affect our existing operations and opportunities to expand our business in existing and new markets.  If rates became unfavorable or we could no longer access collocation facilities, we could be forced to alter our service delivery which could reduce our customer base.  As the FCC modifies and implements rules related to unbundling of ILEC network elements and collocation of competitive facilities at ILEC central offices, we generally have to renegotiate our interconnection agreements to implement those new or modified rules.

If interest rates increase, our net income could be negatively affected.

Our Credit Facility exposes us to adverse changes in interest rates.  We cannot predict whether interest rates for long-term debt will increase, and thus we cannot assure you that our future interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows.  Our interest rate swap contracts, which partially mitigated this exposure, expired on December 31, 2015.

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

As of December 31, 2015, we had goodwill and other intangible assets of approximately $111.4 million (approximately 14.9% of total assets).  If the impact or the timing of ongoing regulatory reform actions is significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an impairment charge, which would lead to a decrease in our assets and reduction in net income.  We test goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite-lived intangible asset and the implied fair value of the asset in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about the fair values of our reporting units. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Any changes in key fair value assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

Risks Related to Our Common Stock:

Outstanding warrants may cause dilution to existing shareholders.

On August 6, 2015, we issued to a Pamplona entity a warrant to purchase up to 5,500,000 shares of our common stock (the “Warrant”).  The Warrant is exercisable on a cashless basis at an initial exercise price of $13.99 per share and may be net-share settled only.  Exercise of the Warrant may cause dilution to the interests of other stockholders as a result of the additional common stock that would be issued.  Additionally, the Warrant contains anti- dilution provisions that could result in further dilution to our stockholders.

The Pamplona Entities have influence over our business and their interests may not always coincide with the interests of the holders of our common stock.

Two of our 11 current directors that serve on our board of directors (and two of the nine directors who will be nominated for election at our 2016 Annual Meeting) are representatives or designees of the Pamplona Entities pursuant to an Investors Rights Agreement between a Pamplona Entity and us. By virtue of the Investors Rights Agreement and such representation on the board of directors, the Pamplona Entities have influence over corporate and management policies and matters submitted to our stockholders, including the election of the directors.

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

Our stock price may be volatile.

The trading price of our common stock is subject to fluctuations in response to certain events and factors, such as quarterly variations in results of operations; entry into major transactions; changes in our business strategy; changes in financial guidance; changes in recommendations or reduced coverage by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; industry or stock market trends unrelated to our performance; and general economic conditions.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	Competitive POP	2,500
Troutville, VA	Switch and Video Headend Building	11,400
Clifton Forge, VA	Switch Building	12,000
Covington, VA	Service Center	13,000
Waynesboro, VA	Service Center	20,000
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Switch Building	32,000
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Switch Building	33,920
Daleville, VA	Service Center	9,400
Washington, PA	Competitive POP	1,580

We also lease the following significant properties:

•	Our Charleston, West Virginia regional operations center (wireline switching) under a sub-lease from NTELOS Inc. for approximately 3,200 square feet of this space;
•	Our Charleston, West Virginia switch building under a lease agreement by and between Nelson Trust and FiberNet, LLC dated April 19, 2005, for approximately 9,100 square feet of space;
•

Our Charleston, West Virginia office and switch building under a lease agreement by and between Williams Land Company and Mountaineer Telecommunications, LLC dated April 12, 2005, for approximately 21,100 square feet of space;

•

Our Canonsburg, Pennsylvania regional operations center with a parallel NOC under a lease agreement by and between Southpointe Two Lot 12, L.P. and Lumos Networks of West Virginia, Inc. dated April 29, 2014, for approximately 8,800 square feet of space; and

•

Our Richmond, Virginia regional operations center under a lease agreement by and between Highwoods Realty Limited Partnership and Lumos Networks, Inc. dated October 1, 2014, for approximately 4,200 square feet of space.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.”  On March 4, 2016, the last reported sale price for our common stock was $12.52 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011.  Prior to that time, there was no established public trading market for our common stock.  The following table sets forth the high and low prices per share of our common stock and the cash dividends declared per common share for each of the quarters in 2015 and 2014, which correspond to our quarterly fiscal periods for financial reporting purposes:

	Stock Price per Share
	High	Low	Cash Dividends Declared per Common Share
2014:
First Quarter	$21.15	$13.37	$0.14
Second Quarter	15.16	11.54	0.14
Third Quarter	16.25	14.07	0.14
Fourth Quarter	17.47	14.89	0.14

2015:
First Quarter	$18.29	$15.25	$-
Second Quarter	15.95	13.33	-
Third Quarter	14.70	11.30	-
Fourth Quarter	13.65	11.12	-

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from November 1, 2011 (the first day our Common Stock began trading on the NASDAQ Global Market) to December 31, 2015, as compared to the total return for the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the same period.  The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Composite Index
and NASDAQ Telecommunications Index
(11/1/11 - 12/31/15)

	November 1, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Lumos Networks Corp.	$100	$98	$67	$141	$113	$75
NASDAQ Composite Index	$100	$101	$105	$130	$141	$131
NASDAQ Telecommunications Index	$100	$105	$116	$160	$182	$192

Holders

There were approximately 3,000 holders of our common stock on March 4, 2016.

Dividends

Cash dividends of $0.14 per share were declared and subsequently paid for each of the four quarters in 2014.  On March 4, 2015, our board of directors terminated our quarterly dividend in favor of allocating capital to growth opportunities.

Issuer Purchases of Equity Securities

The Company does not currently have a share repurchase program in effect.  However, from time to time the Company repurchases shares of common stock from employee plan participants for settlement of tax withholding obligations in connection with the vesting of restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The number of shares repurchased and the average price paid per share for each month in the three-months ended December 31, 2015 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	322	$12.60	N/A	N/A
November 1, 2015 - November 30, 2015	4,759	$11.92	N/A	N/A
December 1, 2015 - December 31, 2015	1,288	$11.66	N/A	N/A
	6,369	$11.90	N/A

Credit Agreement

Amounts that can be made available to pay dividends or to repurchase shares are limited by a restricted payment basket in our Credit Agreement.

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(1)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Operating Revenues	$204,269	$201,456	$207,475	$206,871	$207,414

Operating Expenses
Network access costs	39,310	40,868	42,417	46,845	47,715
Selling, general and administrative (2), (3)	80,187	64,782	76,749	79,176	66,571
Depreciation and amortization and accretion of asset retirement
obligations	47,666	45,330	42,424	39,008	43,206
Asset impairment charges	-	-	-	-	86,295
Restructuring charges	638	-	50	2,981	-
Gain on settlements, net	-	-	-	(2,335)	-
Total Operating Expenses, net	167,801	150,980	161,640	165,675	243,787
Operating Income (Loss)	36,468	50,476	45,835	41,196	(36,373)

Other Income (Expenses)
Interest expense	(19,918)	(15,575)	(14,191)	(11,921)	(11,993)
Gain (loss) on interest rate swap derivatives	665	492	(144)	(1,898)	-
Other income (expense), net	114	664	(1,587)	81	105
Total Other Expenses, net	(19,139)	(14,419)	(15,922)	(13,738)	(11,888)
Income (Loss) Before Income Taxes	17,329	36,057	29,913	27,458	(48,261)
Income Tax Expense (Benefit)	7,146	14,409	12,019	11,010	(4,383)

Net Income (Loss)	10,183	21,648	17,894	16,448	(43,878)

Net Income Attributable to Noncontrolling Interests	(157)	(120)	(121)	(108)	(52)
Net Income (Loss) Attributable to Lumos Networks Corp.	$10,026	$21,528	$17,773	$16,340	$(43,930)

Basic and Diluted Earnings (Loss) per Common Share
Attributable to Lumos Networks Corp. Stockholders
(Pro Forma and Unaudited for 2011)
Basic Earnings (Loss) per Share(4)	$0.44	$0.97	$0.81	$0.78	$(2.11)
Diluted Earnings (Loss) per Share(4)	$0.43	$0.95	$0.80	$0.76	$(2.11)

Cash Dividends Declared per Share - Common Stock	$-	$0.56	$0.56	$0.56	$0.14

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$13,267	$14,140	$14,114	$2	$10,547
Marketable securities	88,811	16,870	38,480	-	-
Property and equipment, net	498,944	429,451	378,723	336,589	299,958
Total assets(5)	745,372	611,807	592,369	509,227	493,878
Total long-term debt(5)	466,700	368,177	373,336	308,290	321,854
Stockholders' equity attributable to
Lumos Networks Corp.	$131,392	$92,677	$86,333	$64,050	$52,383

(1)

The consolidated financial statements of Lumos Networks for the period January 1, 2011 through October 31, 2011 have been adjusted to reflect certain corporate expenses, including equity-based compensation expense, of NTELOS which were not previously allocated to the NTELOS segments.  These adjustments have been reflected beginning January 1, 2006.  Equity attributable to Lumos Networks has not been adjusted to reflect these corporate expenses for periods prior to January 1, 2006.

(2)	Selling, general and administrative expenses include equity-based compensation expense, as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Equity-based compensation expense	$5,881	$4,340	$6,778	$3,912	$2,383

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

(5)

Total assets and total long-term debt as of the years ended December 31, 2014, 2013, 2012 and 2011 have been retrospectively revised to reflect our early adoption of FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, and ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in 2015 as applicable.

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

Overview

Lumos Network Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions over our approximately 8,600 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) leverage our fiber network to expand to new fiber to the cell opportunities; (ii) monetize our approximately 8,600 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic;  (iii) use our expansion and "edge-out” strategies to expand into new markets and markets adjacent to our existing footprint to increase our addressable market size; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Business Segments

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measured performance and allocated resources during 2015.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.  Financial information concerning our reportable segments presented below includes restated segment results for the year ended December 31, 2013 to be consistent with the classification and presentation of our operating segments in 2014 and 2015.

Our data segment provided 56.0%,  52.9% and 50.2% of our total revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  Revenue for our data segment increased 7.2% for the year ended December 31, 2015, as compared to 2014.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions.  These businesses, in the aggregate, typically carry higher gross margins than many of our other product lines.  A majority of our capital expenditures and the focus of our sales force are dedicated to expanding revenue and profit from our data products.  We believe that a balanced split between carrier and enterprise revenue results in the most effective capital allocation and resulting profitability.  Our ability to successfully implement our strategy and thereby sustain our revenue growth in our data segment depends on our ability to obtain capital on acceptable terms and implement our network expansion plans in a timely manner, upgrade and enhance our network, attract new customers and expand our relationships with existing customers, manage our churn through customer retention programs, including upgrading existing customers from legacy technologies to Ethernet-based services and respond to competition from other data service providers in existing and our expansion markets.

The 7.2% growth in our data segment revenues in 2015 was achieved primarily through increases in long-term contracts with large U.S. wireless carriers, as reflected in the addition of 241 FTTC sites in 2015, the addition of second tenants to existing connected cell towers,  bandwidth upgrades, new enterprise contracts and improved rates of renewal with existing enterprise customers.    Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge out markets (with an emphasis on targeting large enterprises in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.    As of December 31, 2015, we had 1,099 cell towers and 1,732 buildings connected to our fiber network, including 34 data centers.  Our FTTC revenue increased $8.5 million, or 42.8%, as a result of the growth in connected towers as well as the addition of second tenants and bandwidth upgrades on existing towers.  Revenues from our enterprise data products increased $3.5 million, or  8.2%, due to growth in our metro Ethernet and dedicated Internet product lines.  The growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”)

technology to Ethernet products to improve efficiency.    As we continue to implement our data growth strategy, which includes completing the extension of our fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will continue to be more than offset by revenues from carrier Ethernet products, long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 32.9%,  35.8% and 38.9% of revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined 6.7% for our R&SB segment in 2015 as compared to 2014 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided 11.1%,  11.3% and 10.9% of revenue for the years ended December 31, 2015,  2014 and 2013, respectively.  This business requires limited incremental capital to maintain the underlying assets and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLECs, which provide service to the rural Virginia cities of Waynesboro and Covington, and portions of the Virginia counties of Alleghany, Augusta and Botetourt.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $21.4 million, $22.5 million and $16.6 million for the years ended December 31, 2015,  2014 and 2013, respectively, most of which are reported in our RLEC access segment.

Our operating income margins were 17.9%, 25.1% and 22.1% for the years ended December 31, 2015,  2014 and 2013, respectively.  Excluding a $10.8 million curtailment gain recognized in 2014 as a result of the discontinuance of certain postretirement medical benefits, our operating income margins were 19.7% in 2014.  Our Adjusted EBITDA margins, as defined below, were 45.0%,  50.0% and 46.4% for the years ended December 31, 2015,  2014 and 2013, respectively.  Excluding the curtailment gain, our Adjusted EBITDA margin was 44.6% for 2014.  Our Adjusted EBITDA margin for 2015 is essentially flat as compared to 2014 as the increase in operating revenues and lower network access costs we experienced were offset by higher selling, general and administrative expenses.  Our operating income margins are also impacted by increased depreciation expense resulting from our capital investments in our fiber optic network and internal business systems as well as restructuring charges incurred during the first quarter of 2015.

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

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization and accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, equity-based compensation, amortization of actuarial losses, employee separation charges, restructuring charges and gain (loss) on interest rate swap derivatives. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA, as defined above, to operating revenues.

Adjusted EBITDA is a non-GAAP financial performance measure.  It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP.  Management believes that Adjusted EBITDA is a standard measure of operating performance and liquidity that is commonly reported in the telecommunications and high speed data transport industry and provides relevant and useful information to investors for comparing performance period to period and for comparing financial performance of similar companies.   Management utilizes Adjusted EBITDA internally to assess its ability to meet future capital expenditure and working capital requirements, to incur indebtedness if necessary, and to fund continued growth.  Management also uses Adjusted EBITDA to evaluate the performance of its business for budget planning purposes and as factors in our employee compensation programs.

Note 4 – in Part II, Item 8. Financial Statements and Supplementary Data Disclosures, provides a reconciliation of Adjusted EBITDA to net income attributable to Lumos Networks Corp.

Other Income (Expenses)

Our other income (expenses) are generated (incurred) from interest expense on debt instruments and capital lease obligations, including amortization of debt discounts and issuance costs, gains or losses on interest rate swap derivatives and other income or expense, which includes interest income and fees, expenses related to our senior secured credit facility and, as appropriate under the circumstances,  secondary public offering and stock registration costs and write-off of unamortized debt issuance costs.

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

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Operating revenues increased  $2.8 million, or 1.4%, from 2014 to 2015 resulting from an increase in data segment revenues of $7.7 million, partially offset by decreases in R&SB segment revenues of $4.8 million and RLEC access segment revenues of $0.1 million.   The growth in data segment revenues was primarily driven by increases in FTTC revenue of $8.5 million and enterprise data revenue of $3.5 million, which was partially offset by declines in transport revenues.    The $4.8 million decline in R&SB segment revenues is due primarily to line loss from legacy voice products. For further information regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $14.0 million from $50.5 million in 2014 to $36.5 million in 2015 due primarily to the $10.8 million curtailment gain recognized in 2014 related to discontinuance of benefits under the postretirement medical plan referenced above, a  $4.6 million increase in other selling, general and administrative expenses,  a  $2.3 million increase in depreciation and amortization expense, and $0.6 million in restructuring charges.  These were partially offset by a $4.3 million increase in gross margin (operating revenues less network access costs).  Variances in the individual line items on the consolidated statements of income are described in the “Operating Expenses” section below.

Adjusted EBITDA was $92.0 million in 2015 compared to Adjusted EBITDA of $100.6 million in 2014.  Excluding the curtailment gain for the postretirement medical plan, Adjusted EBITDA was $89.9 million for 2014.  The year-over-year increase in Adjusted EBITDA, excluding the curtailment gain in 2014, is primarily attributable to the increase in total operating revenues, as described above and in further detail below.

Net income attributable to Lumos Networks decreased $11.5 million from 2014 to 2015. Reflected in these results was a $14.0 million decrease in operating income and an increase in interest expense of $4.2 million (net of changes in the fair value of interest rate swap derivatives), partially offset by a decrease in income tax expense of $7.3 million.

OPERATING REVENUES

The following table identifies our operating revenues by major product group for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$45,820	$42,334	$3,486	8.2%
Transport	40,021	44,373	(4,352)	(9.8)%
FTTC	28,470	19,935	8,535	42.8%
Total data	114,311	106,642	7,669	7.2%
R&SB:
Legacy voice	45,235	49,578	(4,343)	(8.8)%
IP services	16,726	16,645	81	0.5%
CLEC access	5,253	5,805	(552)	(9.5)%
Total R&SB	67,214	72,028	(4,814)	(6.7)%
RLEC Access	22,744	22,786	(42)	(0.2)%
Total operating revenues	$204,269	$201,456	$2,813	1.4%

Data.    Data revenues increased $7.7 million, or 7.2%, in 2015.  The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC services, new enterprise data contracts and increased services with existing customers, partially offset by churn in data transport revenues due to network grooming activities as described below:

•

Enterprise Data.  Enterprise data revenues increased 8.2% in 2015 primarily due to growth in revenues from our metro Ethernet and dedicated Internet products. We connected to 1,732 on-net buildings as of December 31, 2015, as compared to 1,477 as of December 31, 2014.  The growth in these product revenues was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

•	Transport. The 9.8% decrease in transport revenue was primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.
•

FTTC.  Revenues from our FTTC contracts grew 42.8% in 2015.  This growth is attributable to a 28.1% increase in our fiber connections to wireless cell sites, from 858 at December 31, 2014 to 1,099 at December 31, 2015 and the addition of second tenants and increased bandwidth to existing connected cell towers.

R&SB.  Revenue from residential and small business products declined 6.7% in 2015 as compared to 2014.  This decline was primarily due to the continuing churn of legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to VoIP services (which is included in data segment revenues).  As of December 31, 2015, we operated approximately 25,516  RLEC telephone access lines and approximately 73,705 competitive voice lines, compared to approximately 27,250 and 83,400, respectively, as of December 31, 2014.  This represents a 6.4% year-over-year decline in RLEC telephone access lines and an 11.6% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was more than offset by declines in revenue from legacy DSL products.  Our total video subscribers increased from 5,352 at December 31, 2014 to 5,904 at December 31, 2015.

RLEC Access.  Revenue from RLEC access was essentially flat year-over-year as declines in revenues due to the decrease in telephone access lines and intrastate access rate reductions mandated by regulatory rate reform was offset by recovery of certain additional intrastate access charges from the FCC’s CAF and other support as discussed in the overview section above.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Consolidated Operating Expenses:
Network access costs	$39,310	$40,868	$(1,558)	(3.8)%
Selling, general and administrative	80,187	64,782	15,405	23.8%
Depreciation and amortization	47,527	45,212	2,315	5.1%
Accretion of asset retirement obligations	139	118	21	17.8%
Restructuring charges	638	-	638	100.0%
Total operating expenses	$167,801	$150,980	$16,821	11.1%

Network Access Costs.  Network access costs decreased $1.6 million, or 3.8%, from the prior year primarily due to the overall decrease in voice access lines and network grooming, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.4 million, or 23.8%, in 2015 as compared to 2014 primarily as a result of a net curtailment gain of approximately $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under our postretirement medical plan, in addition to a $2.6 million increase in salaries, wages and benefit related costs due to increased headcount in our data business, partially offset by reduced headcount in our R&SB segment, and increases in retirement benefit plan costs, a $1.5 million increase in equity-based compensation primarily due to grant activity, and increases in operating taxes and other general and administrative costs.  These increases were partially offset by decreases in advertising and marketing costs, professional fees and contracted services.

Depreciation and Amortization.  Depreciation and amortization increased $2.3 million, or 5.1%, over 2014.  This net increase is attributable to a $6.7 million increase in depreciation expense, partially offset by a $4.4 million decrease in amortization expense.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to run off of amortization for customer intangible assets under an accelerated amortization method based on these assets’ estimated patterns of benefit.

Restructuring Charges.    We incurred $0.6 million in restructuring charges in 2015, which consisted of separation benefits associated with an employee reduction-in-force, primarily in our legacy businesses, that was completed in March 2015.

The following table identifies our operating expenses by segment for the years ended December 31, 2015 and 2014 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Segment Operating Expenses:
Data	$62,836	$54,917	$7,919	14.4%
R&SB	45,659	52,128	(6,469)	(12.4)%
RLEC Access	3,771	4,547	(776)	(17.1)%
Total segment operating expenses	$112,266	$111,592	$674	0.6%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$112,266	$111,592	$674	0.6%
Depreciation and amortization and
accretion of asset retirement obligations	47,666	45,330	2,336	5.2%
Equity-based compensation expense	5,881	4,340	1,541	35.5%
Employee separation charges	-	244	(244)	(100.0)%
Restructuring charges	638	-	638	100.0%
Amortization of actuarial losses	1,350	248	1,102	444.4%
Gain on curtailment of retiree medical benefits	-	(10,774)	10,774	100.0%
Total operating expenses	$167,801	$150,980	$16,821	11.1%

Data.  Total operating expenses attributed to our data segment increased $7.9 million, or 14.4%, from 2014 to 2015 due to a $0.7 million increase in network access costs, a $6.6 million increase in network operating and engineering costs and a $0.5 million increase in other selling, general and administrative expenses.   The increases in network access and operating costs are directly attributable to our investment of resources in our network operations to support the growth in this segment in 2015 and drive future growth.  The increase in selling, general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the data segment grows in relation to the other segments and the continued redirection of our customer service, engineering, service delivery, and other resources to support and grow the data business.

R&SB.  The $6.5 million, or 12.4%, decrease in total operating costs attributed to our R&SB segment is primarily due to a $2.3 million decrease in network access costs, a $2.8 million decrease in network operating and engineering costs and a $1.4 million decrease in other selling, general and administrative expenses.  The decrease in network access costs and network operating costs is due to an approximate 10.3% year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and internal reorganization to shift resources away from the legacy businesses to our data segment.  The decrease in selling, general and administrative costs is primarily attributable to the decrease in allocated corporate expenses as the data segment grows and we redirect  resources to support and grow the data business.

RLEC Access.  Operating costs for the RLEC access segment decreased $0.8 million, or 17.1%, primarily attributable to a $0.5 million decrease in network operating and engineering costs and a $0.3 million decrease in other selling, general and administrative expenses.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Interest expense	$(19,918)	$(15,575)	$(4,343)	27.9%
Gain on interest rate swap derivatives	665	492	173	35.2%
Other income, net	114	664	(550)	(82.8)%
Total other expenses, net	$(19,139)	$(14,419)	$(4,720)	32.7%
Income tax expense	$7,146	$14,409	$(7,263)	(50.4)%

Interest Expense.  Interest expense in 2015 and 2014 primarily consists of incurred interest costs associated with our Credit Facility as well as amortization of debt issuance costs, and beginning in the third quarter of 2015, interest incurred on the 8% Notes as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense of $4.3 million is attributable to the 8% Notes,  partially offset by reduced interest costs on the Credit Facility due to lower interest rates and a partial prepayment using proceeds from the 8% Notes (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

Gain on Interest Rate Swap Derivatives.  We recognized a gain on interest rate swap derivatives of $0.7 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.  These gains are reflective of mark-to-market adjustments to record the liability associated with the interest rate swap derivatives at fair value on the consolidated balance sheets, which is impacted by fluctuations in interest rates and other market factors.  The interest rate swap derivatives expired on December 31, 2015 and were not replaced or renewed.

Other Income, net.  Other income primarily consists of interest income earned on marketable securities during 2015 and 2014, which was partially offset by costs incurred for the secondary public stock offering (see Note 1 in Part II, Item 8. Financial Statements and Supplementary Data) for 2015.

Income Tax Expense.  Income tax expense for the years ended December 31, 2015 and 2014 was $7.1 million and $14.4 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and, beginning in the third quarter of 2015, non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.  The decrease in income tax expense was primarily due to a decrease in income before taxes.  Our effective tax rate was 41.2% in 2015 as compared to 40.0% in 2014.

At December 31, 2015, we had unused federal net operating losses (“NOLs”) of approximately $48.0 million, net of adjustments for unrecognized income tax benefits.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2035.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating revenues decreased $6.0 million, or 2.9%, from 2013 to 2014 resulting from a decrease in R&SB segment revenues of $8.6 million, partially offset by an increase in data segment revenues of $2.5 million.  The growth in data segment revenues was primarily driven by an increase in FTTC revenue of $5.7 million, which increase was partially offset by declines in transport revenues.  The $8.6 million decline in R&SB segment revenues is due primarily to line loss from legacy voice products. For further information regarding these revenue fluctuations, see “Operating Revenues” below.

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

OPERATING REVENUES

The following table identifies our external operating revenues by business segment for years ended December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$42,334	$42,404	$(70)	(0.2)%
Transport	44,373	47,434	(3,061)	(6.5)%
FTTC	19,935	14,274	5,661	39.7%
Total data	106,642	104,112	2,530	2.4%
R&SB:
Legacy voice	49,578	56,466	(6,888)	(12.2)%
IP services	16,645	17,221	(576)	(3.3)%
CLEC access	5,805	6,972	(1,167)	(16.7)%
Total R&SB	72,028	80,659	(8,631)	(10.7)%
RLEC Access	22,786	22,704	82	0.4%
Total operating revenues	$201,456	$207,475	$(6,019)	(2.9)%

Data.  Data revenues increased $2.5 million, or 2.4%, in 2014.  The overall increase in data revenues is due to growth in contracts with wireless carriers for fiber to the cell site services, partially offset by churn in data transport revenues due to network grooming activities as described below:

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

•

FTTC.  Revenues from our fiber to the cell site contracts grew 39.7% in 2014.  This growth is attributable to a 41.1% increase in our fiber connections to wireless cell sites, from 608 at December 31, 2013 to 858 at December 31, 2014 and the addition of second tenants to existing connected cell towers.

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

	Year Ended December 31,
(Dollars in thousands)	2014	2013	$ Variance	%Variance
Segment Operating Expenses:
Data	$54,917	$50,608	$4,309	8.5%
R&SB	52,128	56,000	(3,872)	(6.9)%
RLEC Access	4,547	4,543	4	0.1%
Total segment operating expenses	$111,592	$111,151	$441	0.4%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$111,592	$111,151	$441	0.4%
Depreciation and amortization and
accretion of asset retirement obligations	45,330	42,424	2,906	6.8%
Equity-based compensation expense	4,340	6,778	(2,438)	(36.0)%
Employee separation charges	244	-	244	(100.0)%
Restructuring charges	-	50	(50)	(100.0)%
Amortization of actuarial losses	248	1,237	(989)	(80.0)%
Gain on curtailment	(10,774)	-	(10,774)	100.0%
Total operating expenses	$150,980	$161,640	$(10,660)	(6.6)%

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

N/M – not meaningful

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

Gain (Loss) on Interest Rate Swap Derivatives.  We recognized a gain on interest rate swap derivatives of $0.5 million in 2014 and a loss of $0.1 million for 2013.  These gains and losses are reflective of mark-to-market adjustments to record the liability associated with the interest rate swap derivatives at fair value on the consolidated balance sheets, which is impacted by fluctuations in interest rates and other market factors.

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

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for each of the quarters in 2015 and 2014.  This unaudited quarterly information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data.  The unaudited consolidated quarterly statement of income data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report.  The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

	Quarter Ended:
Summary Operating Results (Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2015	2015	2015	2015	2014	2014	2014	2014
Operating Revenues
Data	$29,832	$28,623	$28,089	$27,767	$27,310	$26,488	$26,707	$26,137
R&SB	16,379	16,560	17,010	17,265	17,423	17,668	18,290	18,647
RLEC Access	5,641	5,786	5,854	5,463	5,952	6,360	5,168	5,306
Total Operating Revenues	51,852	50,969	50,953	50,495	50,685	50,516	50,165	50,090

Operating Expenses
Data	15,611	16,228	15,597	15,400	14,681	13,504	13,312	13,420
R&SB	10,823	11,515	11,683	11,638	12,800	13,165	13,060	13,103
RLEC Access	867	952	1,006	946	1,331	1,146	1,070	1,000
Operating expenses, before depreciation and
amortization and accretion of asset
retirement obligations, equity-based
compensation expense, employee
separation charges, restructuring charges,
amortization of actuarial losses, and
gain on curtailment of retiree medical benefits	27,301	28,695	28,286	27,984	28,812	27,815	27,442	27,523
Depreciation and amortization and accretion
of asset retirement obligations	12,449	11,836	11,479	11,902	12,094	11,310	11,240	10,686
Equity-based compensation expense	1,645	1,454	1,557	1,225	1,231	1,123	1,152	834
Employee separation charges	-	-	-		-	-	19	225
Restructuring charges	1	-	4	633	-	-	-	-
Amortization of actuarial losses	338	337	338	337	56	64	64	64
Gain on curtailment of retiree medical benefits	-	-	-	-	(567)	(10,207)	-	-
Total Operating Expenses	41,734	42,322	41,664	42,081	41,626	30,105	39,917	39,332
Operating Income	10,118	8,647	9,289	8,414	9,059	20,411	10,248	10,758

Other Income (Expenses)
Interest expense	(6,896)	(5,817)	(3,719)	(3,486)	(3,820)	(3,969)	(3,812)	(3,974)
Gain (loss) on interest rate swap derivatives	220	198	165	82	97	302	(16)	109
Other income (expenses)	203	58	96	(243)	135	179	170	180
Total Other Expenses, net	(6,473)	(5,561)	(3,458)	(3,647)	(3,588)	(3,488)	(3,658)	(3,685)
Income Before Income Taxes	3,645	3,086	5,831	4,767	5,471	16,923	6,590	7,073

Income tax expense	925	1,774	2,438	2,009	2,007	6,713	2,711	2,978
Net Income	2,720	1,312	3,393	2,758	3,464	10,210	3,879	4,095
Net Income Attributable to
Noncontrolling Interests	(46)	(33)	(44)	(34)	(51)	(3)	(33)	(33)
Net Income Attributable to Lumos
Networks Corp.	$2,674	$1,279	$3,349	$2,724	$3,413	$10,207	$3,846	$4,062

Basic and Diluted Earnings per Common
Share Attributable to Lumos Networks Corp.
Stockholders:

Basic Earnings per share	$0.12	$0.06	$0.15	0.12	$0.15	$0.46	$0.17	$0.18
Diluted Earnings per share	$0.12	$0.06	$0.14	0.12	$0.15	$0.45	$0.17	$0.18

Cash Dividends Declared per Share -
Common Stock	$-	$-	$-	$-	$0.14	$0.14	$0.14	$0.14

Liquidity and Capital Resources

For the years ended December 31, 2015,  2014 and 2013, our cash flow from operations totaled approximately $66.7 million, $79.8 million and $74.3 million, respectively.  Our cash flow from operations is primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers and suppliers, payments to our employees, payments for interest and taxes, and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of repaying debt obligations,  to fund investment in our fiber optic network to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations, may be used to repay debt obligations or fund capital expenditures.

As of December 31, 2015, we had $564.5 million in aggregate long-term liabilities, consisting of $456.3 million in long-term debt, net of $34.3 million in debt discount and deferred issuance costs, and $108.2 million in other long-term liabilities, inclusive of deferred income tax liabilities of $89.2 million, pension and other postretirement obligations of $17.0 million and other long-term liabilities of $2.0 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of December 31, 2015.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00. Based on the excess cash flow calculation as of December 31, 2015, no mandatory prepayment was due for the year ended December 31, 2015.

Under the Credit Agreement, our subsidiaries are bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of December 31, 2015,  our subsidiaries were in compliance with all of our debt covenants, and our ratios were as follows:

6.7
	Actual	Covenant Requirement at December 31, 2015
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.78	Not more than 5.00
Minimum interest coverage ratio	6.70	Not less than 3.25

On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”) and amended certain terms of the Credit Facility (the “Amended Credit Facility”).  The net proceeds from Term Loan C were used to fund capital expenditures for customer builds related to new FTTC contracts.  Term Loan C will mature in 2019 with quarterly payments of 1% per annum.  The Amended Credit Facility sets a maximum leverage ratio of 5.00:1.00 through December 31, 2015, 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.

On August 6, 2015, we closed on the issuance of unsecured promissory notes in an aggregate principal amount of $150 million (the “8% Notes”) to an affiliate of Pamplona Capital Management LLC (“Pamplona”). Net proceeds of the 8% Notes, after payment of closing costs, were used to pay off $40 million of our existing Credit Facility, with the remainder to be used for general corporate purposes, including to fund future growth opportunities. The 8% Notes bear interest at an annual fixed rate of 8.00% and mature on August 15, 2022.  Interest is payable in arrears on a quarterly basis on August 15, November 15, February 15 and May 15 of each year, beginning on November 15, 2015.  Interest is payable in cash or, at our election, through the issuance of additional notes or by adding the amount of the accrued interest to the unpaid principal amount of the 8% Notes outstanding at that time. We currently intend to pay the interest in cash.

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an obligation for certain software licenses that is included in capital lease obligations as a component of long-term debt on the consolidated balance sheet as of December 31, 2015.    As of December 31, 2015, the combined total net present value of our future minimum lease payments was $2.6 million.

The following table presents a summary of our cash flow activity for the years ended December 31, 2015,  2014 and 2013.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$66,745	$79,809	$74,254
Net cash used in investing activities	(182,485)	(63,433)	(104,903)
Net cash provided by (used in) financing activities	114,867	(16,350)	44,761
(Decrease) increase in cash and cash equivalents	$(873)	$26	$14,112

Operating.  The decrease in cash flows from operations in 2015 as compared to 2014 is primarily due to changes in working capital largely due to timing of payments to vendors, partially offset by a decrease in income taxes paid.

The increase in cash flows from operations in 2014 as compared to 2013 was primarily due to changes in working capital largely due to timing of payments to vendors and a decrease in income taxes paid partially offset by the decrease in operating revenues.

Investing.    The increase in cash used in investing activities from 2014 to 2015 is primarily due to an increase in capital expenditures of $31.6 million and purchases of marketable securities, net of sales and maturities, of $72.3  million in 2015, as compared to net proceeds of $21.2 million in 2014. This was partially offset by cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $8.0 million. Capital expenditures for 2015 were comprised of (i) $103.8 million for success-based customer and network expansion projects, (ii) $4.3 million for infrastructure upgrades and network maintenance, and (iii) $7.6 million for information technology, facility related projects and increase in inventory on hand.

The decrease in cash used in investing activities from 2013 to 2014 was primarily due to cash proceeds from the sale or maturity of marketable securities, net of purchases, of $21.2 million in 2014, as compared to net purchases of $38.6 million in 2013 offset by an increase in capital expenditures of $15.8 million.  Capital expenditures for 2014 were comprised of (i) $68.7 million for success-based customer projects and network expansion, (ii) $4.8 million for infrastructure upgrades and network maintenance, and (iii) $10.6 million for information technology, facility related projects and increase in inventory on hand.

We currently expect capital expenditures for 2016 to range from approximately $85 million to $95 million,  with approximately $22 million of these expenditures to primarily be spent on network expansion projects, including the completion of our approximate 822 route-mile expansion between Richmond, VA and Norfolk, VA. The remaining planned capital expenditures will be used for enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services,  FTTC deployments and other wholesale revenue opportunities with attractive return on investment profiles.  Through December 31, 2015, we have developed a network of approximately 8,600 route miles.  Approximately 42% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 58% of our network under IRU agreements.  During 2016, we expect to continue to allocate a portion of our capital resources to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing. In 2013, we entered into a $425 million credit facility consisting of a $50 million senior secured five-year revolving credit facility, a $100 million senior secured five-year amortizing term loan and a $275 million senior secured six-year amortizing term loan (the “2013 Credit Facility”).  The proceeds from the debt refinancing were used to repay all outstanding obligations under the previous Credit Facility, which amounted to approximately $311 million, and to pay debt issuance costs of $4.9 million, with the remaining proceeds used to fund a working capital cash reserve.  We did not draw down on the $50 million revolving credit facility during 2014 or in 2015.    We received proceeds of $28 million from Term Loan C, which closed in January 2015 and proceeds of $150 million from the 8% Notes in August 2015.

The net cash provided by financing activities in 2015 consisted of proceeds from the issuance of Term Loan C and the 8% Notes, net of debt issuance costs, of $168.3 million, partially offset by repayment of principal on the Credit Facility and payments under capital lease obligations totaling $50.4 million and other equity-based compensation items totaling $0.2 million.  We also paid approximately $3.2 million in dividends.

The net cash used in financing activities in 2014 was primarily for repayment of principal on the 2013 Credit Facility of $5.3 million, payments for capital lease obligations of $1.5 million and dividend payments of $12.5 million, offset by proceeds from stock option exercises totaling $2.9 million.

As of December 31, 2015, we had approximately $13.3 million in cash and cash equivalents and approximately $88.8 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings.  After completion of the RUS broadband stimulus grant work as of September 30, 2015, the federal government approved the release of the associated restricted cash in December 2015. As such, none of our cash on hand is restricted currently. As of December 31, 2015 we had working capital (current assets minus current liabilities) of approximately $83.0 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However,  if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

As discussed previously in “Regulation” and this “Management’s Discussion and Analysis”, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the CAF payments to us.

Our board of directors declared cash dividends on our common stock of $0.14 per share in each of the four quarters of 2014 and 2013.  We paid $12.5 million in cash dividends to our common stockholders during the year ended December 31, 2014 and $3.2 million during the year ended December 31, 2015.  On March 4, 2015, our board of directors terminated our quarterly dividend in favor of allocating capital to growth opportunities.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2015:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations (1),(3)	$498,415	$8,030	$83,877	$256,508	$150,000
Capital lease obligations (3)	2,597	2,370	209	18	-
Operating lease obligations	5,912	1,456	2,496	1,160	800
Purchase obligations	6,906	6,906	-	-	-
Total	$513,830	$18,762	$86,582	$257,686	$150,800

(1)Represents the borrowings under the 2013 Credit Facility and 8% Notes (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

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

Trade Accounts Receivable

We sell our services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  We have credit and collection policies to maximize collection of trade receivables and require deposits or prepayment of services on certain sales.  We estimate an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables use historical results, current and expected trends and changes in credit policies.

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

We believe that no impairment indicators exist as of December 31, 2015 that would require us to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations.  Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.  Network plant and equipment are generally depreciated over various lives from 3 to 25 years. Furniture, fixtures and other equipment are depreciated over various lives from 2 to 24 years.

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

We have attributed our goodwill balance to our segments at December 31, 2015, as follows:

(In thousands)	December 31, 2015
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

As of October 1, 2015, we performed goodwill impairment testing for each of our reporting units with goodwill, which were two of our three operating segments (data and R&SB).  After a preliminary assessment, we elected to bypass the qualitative assessment and applied step one of the quantitative test as described above. We performed the step one quantitative test utilizing a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours and recent M&A activity.    We also reconciled the estimated fair values of the segments to our market capitalization as of October 1, 2015 and concluded that they provided a reasonable basis for fair value.  Based on the results of this annual impairment testing, we determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

Pension Benefits and Retirement Benefits Other Than Pensions

We sponsor a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  We froze the Pension Plan effective December 31, 2012.  As such, no further benefits will be accrued by participants for services rendered beyond that date.    Also, we have a  nonqualified pension plan that was also frozen as of December 31, 2012.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans.  The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future.  We are required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and provide the required disclosures as of the end of each fiscal year.

We also provide certain life insurance benefits for retired employees that meet eligibility requirements through the qualified nonpension postretirement benefit plan, which is contributory. These obligations, along with all of the pension plans and other postretirement benefit plans, are assumed by us.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994 and is not eligible to employees hired after April 1993.  We previously provided  health care benefits for retired employees, however, we terminated those benefits effective December 31, 2014.  Eligible retirees received partial compensation for settlement of accrued benefits through a series of supplemental pension payments in 2014.

We account for the pension and retirement benefits other than pensions by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. We recognize in our consolidated balance sheets the amount of our unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. For balance sheet presentation purposes, we net our deferred tax asset and liability positions by jurisdiction and present the net deferred tax asset and/or liability as non-current in accordance with FASB Accounting Standards Update (“ASU”) 2015-17 described in greater detail in Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

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

In the third quarter of 2015, we elected early adoption of FASB ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and applied it retrospectively to all prior periods presented in the consolidated financial statements. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the life of the associated debt instrument. The adoption of ASU 2015-03 resulted in the presentation of $10.5 million of debt issuance costs as a reduction to long-term debt in the consolidated balance sheet as of December 31, 2015. We also reclassified $5.2 million of debt issuance costs from deferred charges and other assets to a reduction to long-term debt on the consolidated balance sheet as of December 31, 2014. The adoption of ASU

2015-03 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

In the fourth quarter of 2015, we elected early adoption of FASB ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) and applied it retrospectively to all prior periods presented in the consolidated financial statements. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax assets and deferred tax liabilities be offset by tax jurisdiction and the resulting net deferred tax asset and/or net deferred tax liability amount be classified as noncurrent in the consolidated balance sheet. The adoption of ASU 2015-17 resulted in the presentation of $2.4 million of deferred tax assets as a reduction to the noncurrent net deferred liability in the consolidated balance sheet as of December 31, 2015. We also reclassified $5.6 million of deferred tax assets from current assets to a reduction to the noncurrent net deferred tax liability as of December 31, 2014. The adoption of ASU 2015-07 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace most existing lease guidance in U.S. GAAP when it becomes effective.  ASU 2016-02 requires an entity to recognize most leases, including operating leases, on the consolidated balance sheet of the lessee. ASU 2016-02 is effective for public business entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  ASU 2016-02 requires the use of a modified retrospective transition method with elective reliefs.  We are still evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable rate debt obligations.  We entered into the $425 million Credit Facility in 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of December 31, 2015,  $348.4 million was outstanding under our Credit Facility. As of December 31, 2015, we had a leverage ratio of 3.78:1.00 and an interest coverage ratio 6.70:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of unsecured notes and capital lease obligations totaling $150 million and $2.6 million, respectively, as of December 31, 2015.

Under the terms of our Credit Facility, we were required to enter into interest rate derivative instruments for three years on 50% of our term loans.  These interest rate agreements expired on December 31, 2015, and did not replace or renew them, therefore we are exposed to interest rate risk on the full amount of the term loan balances.  We do not purchase or hold any financial derivative instruments for trading purposes.

At December 31, 2015, our financial assets in the consolidated balance sheet included unrestricted cash and cash equivalents of approximately $13.3 million, which is comprised of deposits in non-interest bearing accounts with financial institutions of $4.5 million, highly liquid fixed income securities of $2.1 million, deposits in money market mutual funds of $6.7 million, and marketable securities of $88.8 million, substantially all of which are short-term fixed income securities.  Other non-current securities and investments totaled $1.2 million at December 31, 2015.

As of December 31, 2015, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at December 31, 2015, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$343,710	$298,400	$307,491	$289,659
8% Notes	$120,393	$132,027	$139,237	$125,273
Capital lease obligations	$2,597	$2,597	$2,600	$2,594

Item 8.  Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumos Network Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of Lumos Network Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 10, 2016

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2015	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$13,267	$14,140
Marketable securities	88,811	16,870
Restricted cash	-	4,208
Accounts receivable, net of allowance of $1,235 ($1,217 in 2014)	20,796	22,925
Other receivables	852	2,113
Income tax receivable	568	172
Prepaid expenses and other	7,215	4,321
Total Current Assets	131,509	64,749

Securities and Investments	1,180	914

Property, Plant and Equipment
Land and buildings	23,019	19,726
Network plant and equipment	624,360	540,108
Furniture, fixtures and other equipment	48,266	45,729
Total in service	695,645	605,563
Under construction	51,663	34,426

	747,308	639,989
Less accumulated depreciation and amortization	248,364	210,538

Total Property, Plant and Equipment, net	498,944	429,451

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $94,892 ($90,086 in 2014)	11,078	15,884
Deferred charges and other assets	2,364	512
Total Other Assets	113,739	116,693

Total Assets	$745,372	$611,807

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2015	December 31, 2014
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$10,400	$10,227
Accounts payable	14,182	20,257
Dividends payable	-	3,152
Advance billings and customer deposits	13,849	14,029
Accrued compensation	1,191	1,516
Accrued operating taxes	3,907	4,618
Other accrued liabilities	4,974	4,223
Total Current Liabilities	48,503	58,022

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	456,300	357,950
Retirement benefits	17,029	18,257
Deferred income taxes, net	89,193	82,263
Other long-term liabilities	1,923	1,746
Income tax payable	93	110

Total Long-term Liabilities	564,538	460,326

Commitments and Contingencies	-	-

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 23,005 shares issued and 22,992 shares outstanding (22,579 shares issued and 22,544 shares outstanding in 2014)	230	226
Additional paid-in capital	171,746	143,545
Treasury stock, 13 shares at cost (35 shares in 2014)	(103)	(41)
Accumulated deficit	(28,541)	(38,567)
Accumulated other comprehensive loss, net of tax	(11,940)	(12,486)
Total Lumos Networks Corp. Stockholders' Equity	131,392	92,677
Noncontrolling Interests	939	782

Total Equity	132,331	93,459

Total Liabilities and Equity	$745,372	$611,807

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013

Operating Revenues	$204,269	$201,456	$207,475

Operating Expenses
Network access costs	39,310	40,868	42,417
Selling, general and administrative	80,187	64,782	76,749
Depreciation and amortization	47,527	45,212	42,320
Accretion of asset retirement obligations	139	118	104
Restructuring charges	638	-	50
Total Operating Expenses, net	167,801	150,980	161,640
Operating Income	36,468	50,476	45,835

Other Income (Expenses)
Interest expense	(19,918)	(15,575)	(14,191)
Gain (loss) on interest rate swap derivatives	665	492	(144)
Other income (expenses), net	114	664	(1,587)
Total Other Expenses, net	(19,139)	(14,419)	(15,922)
Income Before Income Taxes	17,329	36,057	29,913

Income Tax Expense	7,146	14,409	12,019

Net Income	10,183	21,648	17,894

Net Income Attributable to Noncontrolling Interests	(157)	(120)	(121)

Net Income Attributable to Lumos Networks Corp.	$10,026	$21,528	$17,773

Basic and Diluted Earnings Per Common Share Attributable to Lumos Networks Corp. Stockholders:

Earnings per share - basic	$0.44	$0.97	$0.81
Earnings per share - diluted	$0.43	$0.95	$0.80

Cash Dividends Declared per Share - Common Stock	$-	$0.56	$0.56

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Income	$10,183	$21,648	$17,894

Other Comprehensive Income (Loss), Net of Tax:
Adjustment to unrecognized loss due to curtailment of postretirement medical plan benefits, net of $463 of income taxes for the year ended December 31, 2014	-	725	-
Net unrecognized (loss) gain from defined benefit plans, net of $169 and $5,944 of income tax benefit for the years ended December 31, 2015 and 2014, respectively, and $4,992 of income tax expense for the year ended December 31, 2013.	(266)	(9,271)	7,840
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net income, net of $526, $97 and $481 of income taxes for the years ended December 31, 2015, 2014 and 2013, respectively (see Note 2)	824	151	756
Unrealized (loss) gain on available-for-sale marketable securities, net of $7 and $5 of income tax benefit for the years ended December 31, 2015 and 2014, respectively, and $3 of income tax expense for the year ended December 31, 2013.	(12)	(18)	7

Other Comprehensive Income (Loss), Net of Tax	546	(8,413)	8,603

Total Comprehensive Income	10,729	13,235	26,497

Less: Comprehensive Income Attributable to Noncontrolling Interests	(157)	(120)	(121)

Comprehensive Income Attributable to Lumos Networks Corp.	$10,572	$13,115	$26,376

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$10,183	$21,648	$17,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,721	36,025	32,496
Amortization	4,806	9,187	9,824
Accretion of asset retirement obligations	139	118	104
Deferred income taxes	6,767	14,477	11,503
(Gain) loss on interest rate swap derivatives	(665)	(492)	144
Equity-based compensation expense	5,881	4,340	6,778
Amortization of debt discount and issuance costs	2,688	1,461	1,280
Write off of unamortized debt issuance costs	-	-	890
Curtailment gain	-	(10,774)	-
Retirement benefits, net of cash contributions and distributions	(314)	(1,628)	(330)
Excess tax benefits from share-based compensation	(165)	-	(1,060)
Other	789	221	(163)
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	1,938	845	(241)
(Increase) decrease in other assets	(4,889)	(124)	832
Changes in income taxes	(433)	615	(501)
(Decrease) increase in accounts payable	(923)	3,112	(3,798)
(Decrease) increase in other current liabilities	(1,778)	778	(1,398)
Net Cash Provided by Operating Activities	66,745	79,809	74,254

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(115,675)	(84,100)	(68,334)
Broadband network expansion funded by stimulus grant	(2,578)	(878)	(29)
Purchases of available-for-sale marketable securities	(114,478)	(19,516)	(38,560)
Proceeds from sale or maturity of available-for-sale marketable securities	42,200	40,679	-
Change in restricted cash	4,208	116	979
Cash reimbursement received from broadband stimulus grant	3,838	116	979
Other	-	150	62
Net Cash Used in Investing Activities	(182,485)	(63,433)	(104,903)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	28,000	-	375,000
Proceeds from issuance of unsecured notes, net of debt discount	148,500	-	-
Payment of financing costs	(8,192)	-	(4,872)
Principal payments on senior secured term loans	(47,960)	(5,250)	(308,876)
Borrowings from revolving credit facility	-	-	15,000
Principal payments on revolving credit facility	-	-	(18,521)
Termination payments of interest rate swap derivatives	-	-	(858)
Cash dividends paid on common stock	(3,152)	(12,456)	(12,213)
Principal payments under capital lease obligations	(2,471)	(1,468)	(1,456)
Proceeds from stock option exercises and employee stock purchase plan	356	2,892	1,222
Excess tax benefits from share-based compensation	165	-	1,060
Other	(379)	(68)	(725)
Net Cash Provided by (Used in) Financing Activities	114,867	(16,350)	44,761
(Decrease) increase in cash and cash equivalents	(873)	26	14,112
Cash and Cash Equivalents:
Beginning of Year	14,140	14,114	2

End of Year	$13,267	$14,140	$14,114

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	21,610	112	$216	$129,570	$-	$(53,060)	$(12,676)	$64,050	$552	$64,602
Adjustments related to spin-off
from NTELOS Holdings Corp.				(144)				(144)		(144)
Net income attributable to Lumos
Networks Corp.						17,773		17,773		17,773
Other comprehensive income,
net of tax							8,603	8,603		8,603
Equity-based compensation
expense				5,847				5,847		5,847
Adjustments to excess tax benefit
from stock-based compensation				1,060				1,060		1,060
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	451	(63)	5	709	(404)			310		310
Stock option exercises	97		1	1,124				1,125		1,125
Cash dividends declared ($0.56 per
share)						(12,291)		(12,291)		(12,291)
Net income attributable to								-		-
noncontrolling interests									121	121
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$86,333	$673	$87,006
Net income attributable to Lumos
Networks Corp.						21,528		21,528		21,528
Other comprehensive income,
net of tax							(8,413)	(8,413)		(8,413)
Equity-based compensation
expense				3,377				3,377		3,377
Adjustments to excess tax benefit
from stock-based compensation				(1,488)				(1,488)		(1,488)
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	211	(14)	4	673	363			1,040		1,040
Stock option exercises	210			2,817				2,817		2,817
Cash dividends declared ($0.56 per
share)						(12,517)		(12,517)		(12,517)
Net income attributable to
noncontrolling interests									109	109
Balance, December 31, 2014	22,579	35	$226	$143,545	$(41)	$(38,567)	$(12,486)	$92,677	$782	$93,459
Net income attributable to Lumos
Networks Corp.						10,026		10,026		10,026
Other comprehensive income,
net of tax							546	546		546
Equity-based compensation
expense				4,721				4,721		4,721
Adjustments to excess tax benefit
from stock-based compensation				165				165		165
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits)	399	(22)	4	881	(62)			823		823
Stock warrants issued (net of discount and deferred
issuance fees)				22,147				22,147		22,147
Stock option exercises	27			287				287		287
Net income attributable to
noncontrolling interests									157	157
Balance, December 31, 2015	23,005	13	$230	$171,746	$(103)	$(28,541)	$(11,940)	$131,392	$939	$132,331

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

On November 20, 2013, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 2,888,939 shares, priced at $20.00 per share.  On March 17, 2015, in an additional secondary offering of the Company’s common stock, Quadrangle sold 1,600,000 shares on an underwritten basis.  On September 14, 2015, Quadrangle distributed its remaining 591,898 shares to its investors (the “Distribution”).  As a result, the shareholder agreement between Quadrangle and the Company expired as of the effective date of the Distribution.  The Company did not receive any proceeds from the offerings, and the Company’s total shares outstanding did not change. All direct costs of these offerings, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.3 and $0.8 million, are included in other expenses in the consolidated statements of income for the year ended December 31, 2015 and 2013, respectively.  The Company did not incur any direct costs related to offerings during the year ended December 31, 2014.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the valuation of deferred tax assets and/or liabilities, asset retirement obligations and equity-based compensation; goodwill impairment assessments; actuarial determination of employee benefit obligations; stock warrants; and reserve for uncertain income tax positions.

Changes in Accounting Principle

The Company historically presented unamortized debt issuance costs, or fees directly related to issuing debt, as long-term assets on the consolidated balance sheets in accordance with existing GAAP. In the third quarter of 2015, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and applied it retrospectively to all prior periods presented in the consolidated financial statements. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense over the life of the associated debt instrument. The adoption of ASU 2015-03 resulted in the presentation of $10.5 million of debt issuance costs as a reduction to long-term debt in the consolidated balance sheet as of December 31, 2015. The Company also reclassified $5.2 million of debt issuance costs from deferred charges and other assets to a reduction to long-term debt on the consolidated balance sheet as of

December 31, 2014. The adoption of ASU 2015-03 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

The Company historically  classified its deferred tax asset and/or deferred tax liability as either current or noncurrent on the consolidated balance sheets in accordance with existing GAAP. In the fourth quarter of 2015, the Company elected early adoption of FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) and applied it retrospectively to all prior periods presented in the financial statements. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax assets and deferred tax liabilities be offset by tax jurisdiction and the resulting net deferred tax asset and/or net deferred tax liability amount be classified as noncurrent in the consolidated balance sheet. The adoption of ASU 2015-17 resulted in the presentation of $2.4 million of deferred tax assets as a reduction to the noncurrent deferred liability in the consolidated balance sheet as of December 31, 2015. The Company also reclassified $5.6 million of deferred tax assets from current assets to a reduction to the noncurrent net deferred tax liability as of December 31, 2014. The adoption of ASU 2015-07 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

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

Cash Equivalents and Marketable Securities

The Company considers its investments in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at December 31, 2015 and 2014 consist of debt securities not classified as cash equivalents.  The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of December 31, 2015 and 2014.

The Company previously utilized a swingline credit facility that it had with its primary commercial bank.  This swingline facility was terminated in April 2013, concurrent with the closing of the Company’s debt refinancing (see Note 5).  The Company had a book overdraft related to this master cash account of $1.8 million as of December 31, 2012.  The Company classified the changes in the book overdraft amount in cash flows from operating activities on the consolidated statement of cash flows for the year ended December 31, 2013.

Restricted Cash

During 2010, the Company received a federal broadband stimulus award to bring broadband services and infrastructure to Alleghany County, Virginia.  The total project was $16.1 million, of which 50% (approximately $8 million) was funded by a grant from the federal government.  The project was completed as of December 31, 2015.  The Company was required to deposit 100% of its portion for the grant (approximately $8 million) into a pledged account in advance of any reimbursements, which was to be drawn down ratably following the grant reimbursement approvals which were contingent on adherence to the program requirements.  The Company received $3.8 million, $0.1 million and $1.0 million in the years ended December 31, 2015, 2014 and 2013, respectively, for the reimbursable portion of the qualified recoverable expenditures.  The Company has no remaining receivable for the reimbursable portion of the qualified recoverable expenditures as of December 31, 2015 and all amounts from the pledged account were released as of December 31, 2015.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates. The Company includes bad debt expense in selling, general and administrative expense in the consolidated statements of income.  The following table shows the activity in the allowance for doubtful accounts and customer credits for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Allowance for doubtful accounts and customer credits, beginning	$1,217	$1,485	$1,822
Additions:
Charged to expense	461	604	249
Charged to other accounts	96	(19)	346
Deductions	(539)	(853)	(932)
Allowance for doubtful accounts and customer credits, ending	$1,235	$1,217	$1,485

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

The Company believes that no impairment indicators exist as of December 31, 2015 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experience and future expectations.  As of December 31, 2015 the estimated lives for each category of property, plant and equipment are as follows:

Estimated Life
Buildings	50 years
Network plant and equipment	3 to 25 years
Furniture, fixtures and other equipment	2 to 24 years

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

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  At December 31, 2015 and 2014, other intangibles were comprised of the following:

		2015		2014
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(93,051)	$103,108	$(88,406)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,841)	2,862	(1,680)
Total		$105,970	$(94,892)	$105,970	$(90,086)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2015 or 2014.  Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $4.8 million, $9.2 million and $9.8 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
2016	$2,412	$163	$2,575
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194

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

The Company first considers whether to take a qualitative approach in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test promulgated by FASB ASC Topic 350.  If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount or if the Company elects to bypass the qualitative test for a specific period, the two-step process is used to test for goodwill impairment.  Step one requires a determination of the fair value of each of the reporting units and, to the extent that the fair value of the reporting unit exceeds its carrying value (including goodwill), the step two calculation of implied fair value of goodwill is not required and no impairment loss is recognized.  In testing for goodwill impairment, the Company utilizes a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours and recent M&A activity.

As of December 31, 2015, goodwill was attributed to the Company’s segments as follows:

(In thousands)	December 31, 2015
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

As of October 1, 2015, the Company performed its annual goodwill impairment test for each of its reporting units with goodwill, which are two of our three operating segments (data and R&SB).  After a preliminary assessment, the Company elected to bypass the qualitative assessment and applied step one of the quantitative test as described above. Based on the results of this annual impairment testing, the Company determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

The gross amount of goodwill was $133.7 million and the accumulated impairment loss was $33.4 million for a net carrying amount of $100.3 million as of December 31, 2015 and 2014. There was no activity in the consolidated goodwill accounts for the years ended December 31, 2015, 2014 and 2013.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Asset retirement obligations, beginning	$1,500	$1,401
Additional asset retirement obligations recorded, net of
adjustments in estimates	81	(19)
Accretion of asset retirement obligations	139	118
Asset retirement obligations, ending	$1,720	$1,500

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within selling, general and administrative expenses in the consolidated statements of income).  Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $1.4 million and $0.8 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65.  The Company froze the Pension Plan effective December 31, 2012.  As such, no further benefits are being accrued by participants for services rendered beyond that date.  The Company has a nonqualified pension plan that was also frozen as of December 31, 2012.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans.  The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future. The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end balance sheet and provide the required disclosures as of the end of each fiscal year.

The Company also provides certain life insurance benefits for retired employees that meet eligibility requirements through the postretirement welfare benefit plan (the “Other Postretirement Benefit Plan”), which is contributory.  These obligations, along with all of the pension plans and other postretirement benefit plans, are assumed by the Company.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994 and is not eligible to employees hired after April 1993.  The Company previously provided  health care benefits for retired employees, however, the Company terminated those benefits effective December 31, 2014.  Eligible retirees received partial compensation for settlement of accrued benefits through a series of supplemental pension payments in 2014. As a result, the Company recognized a curtailment gain of $10.8 million in the year ended December 31, 2014 (see Note 11).

The Company accounts for the pension and retirement benefits other than pensions by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. The Company recognizes in its consolidated balance sheets the amount of the Company’s unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year.

Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. For balance sheet presentation purposes, the Company nets its deferred tax asset and deferred tax liability positions by tax jurisdiction and classifies the resulting net deferred tax asset and/or net deferred tax liability as noncurrent in accordance with ASU 2015-17.

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

Total equity-based compensation expense related to all of the share-based awards (Note 9), including the Company’s 401(k) matching contributions, was $5.9 million, $4.3 million and $6.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which amounts are included in selling, general and administrative expenses in the consolidated statements of income.

Future charges for equity-based compensation related to instruments outstanding at December 31, 2015 for the years 2016 through 2018 are estimated to be $4.0 million, $3.3 million, $1.0 million and less than $0.1 million for each of 2019 and 2020, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will replace most existing lease guidance in U.S. GAAP when it becomes effective.  ASU 2016-02 requires an entity to recognize most leases, including operating leases, on the consolidated balance sheet of the lessee. ASU 2016-02 is effective for public business entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  ASU 2016-02 requires the use of a modified retrospective transition method with elective reliefs.  The Company is still evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and disclosures.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of December 31, 2015 and 2014 are summarized below.

(In thousands)	December 31, 2015	December 31, 2014
Cash equivalents:
Money market mutual funds	$6,746	$49
Commercial paper	1,000	-
Corporate debt securities	1,055	1,357
Total cash equivalents	8,801	1,406
Marketable securities:
Commercial paper	8,684	998
Debt securities issued by U.S. Government agencies	35,155	2,734
Municipal bonds	-	353
Corporate debt securities	44,972	12,785
Total marketable securities, available-for-sale	88,811	16,870

Total cash equivalents and marketable securities	$97,612	$18,276

At December 31, 2015 and 2014, the carrying values of the investments included in cash and equivalents approximated fair value.  The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of December 31, 2015:

(In thousands)	Total
Due in one year or less	$88,561
Due after one year through two years	250
Total debt securities	$88,811

The Company received total proceeds of $42.2 million and $40.7 million from the sale or maturity of available-for-sale marketable securities during the years ended December 31, 2015 and 2014.  The Company did not receive any material proceeds from the sale or maturity of available-for-sale marketable securities or recognize any material realized net gains or losses during the year ended December 31, 2013.  Net unrealized holding gains on available-for-sale securities were less than $0.1 million for each of the years ended December 31, 2015 and 2014 and are included in accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2015 and 2014.

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

Summarized financial information concerning the Company’s reportable segments is presented in the following table and includes restated segment results for the year ended December 31, 2013 to be consistent with the classification and presentation of the Company’s operating segments in 2014 and 2015.

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the year ended December 31, 2015
Operating revenues	$114,311	$67,214	$22,744	$-	$204,269
Network access costs	16,728	22,582	-	-	39,310
Network operating and selling costs	31,477	14,835	1,058	-	47,370
Other general and administrative expenses	14,631	8,242	2,713	7,231	32,817
Adjusted EBITDA(1)	51,475	21,555	18,973	-	92,003
Capital expenditures	98,535	9,545	-	7,595	115,675

For the year ended December 31, 2014:
Operating revenues	$106,642	$72,028	$22,786	$-	$201,456
Network access costs	15,990	24,878	-	-	40,868
Network operating and selling costs	24,833	17,656	1,544	-	44,033
Other general and administrative expenses	14,094	9,594	3,003	(5,942)	20,749
Adjusted EBITDA(1)	51,725	19,900	18,239	10,774	100,638
Capital expenditures	66,570	7,089	-	10,441	84,100

For the year ended December 31, 2013:
Operating revenues	$104,112	$80,659	$22,704	$-	$207,475
Network access costs	15,801	26,616	-	-	42,417
Network operating and selling costs	22,616	19,869	1,850	-	44,335
Other general and administrative expenses	12,191	9,515	2,693	8,015	32,414
Adjusted EBITDA(1)	53,504	24,659	18,161	-	96,324
Capital expenditures	48,085	6,693	1,634	11,922	68,334

(1)

The Company’s CODMs evaluate performance based upon Adjusted EBITDA (a non-GAAP measure), defined by the Company as net income attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization and accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, equity-based compensation, amortization of actuarial losses, employee separation charges, restructuring charges and gain (loss) on interest rate swap derivatives. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures, including the Company’s reasons for using this non-GAAP financial measure.

The Company’s CODMs do not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments.  However, total assets may be allocated to the segments in the future should the CODMs decide to manage the business in that manner.  Management does review capital expenditures using success-based metrics that allow the Company to determine which segment product groups are driving investment in the network.  Depreciation and amortization expense and certain corporate expenses that are excluded from the measurement of segment profit or loss are not allocated to the segments.  The Company did not allocate the curtailment gain of $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under the postretirement medical plan to the segments and this amount is included in corporate unallocated charges for the year ended December 31, 2014 in the table above.

The following table provides a reconciliation of net income attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net Income Attributable to Lumos Networks Corp.	$10,026	$21,528	$17,773
Net Income Attributable to Noncontrolling Interests	157	120	121
Net income	10,183	21,648	17,894
Income tax expense	7,146	14,409	12,019
Interest expense	19,918	15,575	14,191
(Gain) loss on interest rate swap derivatives	(665)	(492)	144
Other (income) expenses, net	(114)	(664)	1,587
Operating Income	36,468	50,476	45,835
Depreciation and amortization and accretion
of asset retirement obligations	47,666	45,330	42,424
Amortization of actuarial losses	1,350	248	1,237
Equity-based compensation	5,881	4,340	6,778
Restructuring charges	638	-	50
Employee separation charges(1)	-	244	-
Adjusted EBITDA	$92,003	$100,638	$96,324

(1)

Employee separation charges in 2014 include employee separation benefits which were provided for in the separation agreements of an executive officer who left the Company.  These charges are included in selling, general and administrative expense on the consolidated statements of income.

One of the Company's carrier customers, AT&T, individually accounted for 8%, 10% and 8% of the Company's total revenue for each of the years ended December 31, 2015, 2014 and 2013, respectively.  Another carrier customer, Verizon, accounted for 8% of the Company’s total revenue for each of the years ended December 31, 2015 and 2014 and 10% of the Company’s total revenue for the year ended December 31, 2013.  Revenue from these carrier customers was derived primarily from network access, data transport and FTTC services.

Note 5.  Long-Term Debt

As of December 31, 2015 and 2014, the Company’s outstanding long-term debt consisted of the following:

	December 31, 2015		December 31, 2014
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$348,415	$4,705	$368,375	$5,206
8% Notes due 2022	150,000	29,607	-	-
Capital lease obligations	2,597	-	5,008	-
Long-term debt	501,012	34,312	373,383	5,206
Less: Current portion of long-term debt	10,400	-	10,227	-
Long-term debt, excluding current portion	$490,612	$34,312	$363,156	$5,206

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); a $28 million senior secured incremental term loan facility under the existing credit facility (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  As of December 31, 2015, no borrowings were outstanding under the Revolver.

On January 2, 2015, the Company entered into the Term Loan C and amended certain terms of the Credit Facility.  The Company used the net proceeds from Term Loan C to fund new FTTC projects.  The amendment included changes to the maximum leverage ratio and the pricing of the Credit Facility as discussed below.

On August 6, 2015, the Company prepaid $40.0 million of the outstanding principal of the Credit Facility, which was allocated ratably to Term Loans A, B and C.  The Company used proceeds from the issuance of the 8% Notes due 2022, discussed below, to fund these prepayments.

Pricing of the amended Credit Facility is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.  The Credit Facility does not require a minimum LIBOR rate.  The Term Loan A matures in 2018 with quarterly payments of 1.25% per annum through December 31, 2016 and 2.50% per annum thereafter.  The Term Loan B matures in 2019 with quarterly payments of 1% per annum.  The Term Loan C matures in 2019 with quarterly payments of 1% per annum beginning on June 30, 2015.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 5.00:1.00 through December 31, 2015, 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At December 31, 2015, the Company’s leverage ratio was 3.78:1.00 and its interest coverage ratio was 6.70:1.00.  The Company was in compliance with its debt covenants as of December 31, 2015.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00. Based on the excess cash flow calculation as of December 31, 2015, no mandatory prepayment was due for the year ended December 31, 2015.

In accordance with the terms of the Credit Facility, the Company entered into interest rate swap agreements with a combined notional amount of 50 percent of the aggregate outstanding balance of Term Loan A and Term Loan B.  Under the interest rate swap agreements, the Company swapped one-month LIBOR with a fixed rate of approximately 0.5% for certain agreements entered into in 2012 and 0.8% for certain agreements entered into in 2013.  The interest rate swap agreements expired on December 31, 2015.  The Company recognized a net gain on interest rate swap derivatives of $0.7 and $0.5 million for the years ended December 31, 2015 and 2014, respectively, and a net loss of $0.1 million for the year ended December 31, 2013.

The Company’s effective interest rate on its Credit Facility for the year ended December 31, 2015 was 3.96%.

8% Notes due 2022

On August 6, 2015, the Company issued $150 million in unsecured promissory notes (the “8% Notes”) to an affiliate of Pamplona Capital Management LLC (“Pamplona”). The net proceeds of the 8% Notes, after a $1.5 million purchasers discount and payment of $7.1 million of closing costs, were used to prepay $40.0 million of the Company’s existing Credit Facility with the remainder to be used for general corporate purposes, including to fund future growth opportunities. The 8% Notes bear interest at an annual fixed rate of 8.00% and mature on August 15, 2022.  Interest is payable in arrears on a quarterly basis on August 15, November 15, February 15, and May 15 of each year, beginning on November 15, 2015.  Interest is payable in cash or, at the election of the Company, through the issuance of additional notes or by adding the amount of the accrued interest to the unpaid principal amount of the 8% Notes outstanding at that time. The 8% Notes were also issued with 5,500,000 warrants for no additional consideration to purchase shares of the Company’s common stock (the “Warrants”). The Company allocated the net proceeds received from the debt issuance to the 8% Notes and the equity-classified Warrants based on the relative fair value of the instruments.  As a result, the Company recognized a total discount on the 8% Notes of $24.8 million, of which $23.5 million represents the value assigned to the Warrants and $1.3 million represents the allocated portion of the aforementioned $1.5 million purchasers discount.  The discount on the 8% Notes will be amortized to interest expense over the life of the debt using the effective interest method. See Note 9 for additional information regarding the valuation of the Warrants.

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are presented as a reduction of long-term debt in the consolidated balance sheets in accordance with ASU 2015-03 (Note 2.) These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the years ended December 31, 2015, 2014 and 2013 was $2.7 million, $1.5 million and $1.3 million, respectively.

The Company’s effective interest rate on the 8% Notes for the year ended December 31, 2015 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the consolidated statements of income as an offset to interest expense.  The patronage credits were $1.2 million, $0.7 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The aggregate maturities of the Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $8.0 million in 2016, $13.0 million in 2017, $70.8 million in 2018 and $256.5 million in 2019.  The revolver under the Credit Facility, under which no borrowings are outstanding as of December 31, 2015, matures in full in 2018.  The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  At December 31, 2015, the historical cost and accumulated amortization of the related assets were $2.7 million and $1.4 million, respectively.  In 2013, the Company entered into a financing arrangement with a provider of software services related to the upgrading of internal infrastructure, including certain software licenses, which the Company classified as a capital lease.  The agreement extends through 2016 with payments due annually.  As of December 31, 2015, the historical cost and accumulated depreciation of the related asset were $5.9 million and $3.0 million, respectively.  As of December 31, 2015, the combined total net present value of the Company’s future minimum lease payments is $2.6 million and the principal portion of these capital lease obligations was due as follows:  $2.4 million in 2016, $0.1 million in 2017 and $0.1 million in 2018.

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2015,  2014 and 2013:

(In thousands)	2015	2014	2013
Cash payments (receipts):
Interest (net of amounts capitalized)	$12,467	$13,206	$13,278
Income taxes	843	(680)	970
Supplemental investing and financing
activities:
Additions to property and equipment
included in accounts payable and
other accrued liabilities	6,906	8,373	6,145
Capital lease obligations	-	123	6,544
Dividend declared not paid	$-	$3,152	$3,091

Cash payments for interest for the years ended December 31, 2015,  2014 and 2013 in the table above are net of $0.8 million, $0.9 million and $0.7 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $1.2 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, interest rate swap derivatives, the 8% Notes and the Credit Facility (including the current portion) as of December 31, 2015 and 2014.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at December 31, 2015 and 2014.  Marketable securities and interest rate swap derivatives are recorded in the consolidated balance sheets at fair value (see Note 3 and Note 5).

The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$6,746	$-	$-	$6,746
Commercial paper	-	1,000	-	1,000
Corporate debt securities	-	1,055	-	1,055
Total cash equivalents	6,746	2,055	-	8,801
Marketable securities:
Commercial paper	-	8,684	-	8,684
Debt securities issued by U.S. Government agencies	-	35,155	-	35,155
Corporate debt securities	-	44,972	-	44,972
Total marketable securities	-	88,811	-	88,811
Total financial assets	$6,746	$90,866	$-	$97,612

	Fair Value Measurements at December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$49	$-	$-	$49
Corporate debt securities	-	1,357	-	1,357
Total cash equivalents	49	1,357	-	1,406
Marketable securities:
Commercial paper	-	998	-	998
Debt securities issued by U.S. Government agencies	-	2,734	-	2,734
Municipal bonds	-	353	-	353
Corporate debt securities	-	12,785	-	12,785
Total marketable securities	-	16,870	-	16,870
Total financial assets	$49	$18,227	$-	$18,276

Liabilities:
Interest rate swap derivatives	$-	$665	$-	$665
Total financial liabilities	$-	$665	$-	$665

The fair value of commercial paper and corporate, municipal and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, the Company classifies these fair value measurements as Level 2 within the fair value hierarchy.  The fair value of interest rate swap derivatives at December 31, 2015 was derived based on bid prices obtained from the administrative agents as of the measurement date.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$343,710	$298,400	$363,169	$370,769
8% Notes	120,393	132,028	-	-
Capital lease obligations	2,597	2,597	5,008	5,008

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.2 million and $0.9 million as of December 31, 2015 and 2014, respectively, of which $1.1 million and $0.8 million, respectively, represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

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

The computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are as follows:

(In thousands, except per share amounts)	2015	2014	2013
Numerator:
Net income attributable to Lumos Networks Corp.	$10,026	$21,528	$17,773
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(338)	(540)	(425)
Numerator for basic and diluted earnings per common share	9,688	20,988	17,348

Denominator:
Weighted average basic shares outstanding	22,825	22,328	21,887
Less: weighted average participating securities and nonvested performance-based restricted shares	(791)	(581)	(579)
Denominator for basic earnings per common share	22,034	21,747	21,308
Plus: potentially dilutive stock options	275	363	368
Denominator for diluted earnings per common share	22,309	22,110	21,676

Basic earnings per share	$0.44	$0.97	$0.81

Diluted earnings per share	$0.43	$0.95	$0.80

For the year ended December 31, 2015, the denominator for diluted earnings per common share excludes 740,214 shares related to stock options and 24,000 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2014, the denominator for diluted earnings per common share excludes 598,463 shares related to stock options and 17,383 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2013,  the denominator for diluted earnings per common share excludes 310,933 shares related to stock options and 20,100 shares related to restricted stock awards which would be antidilutive for the period. The earnings per share calculation for the year ended December 31, 2015 also excludes the 5,500,000 outstanding stock warrants described in Note 9 as they would be antidilutive for the period.

Note 9.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of December 31, 2015, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 5,500,000 and 1,182,061 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued 6,680 stock options and 388,984 shares of restricted stock under the Equity and Cash Incentive Plan during the year ended December 31, 2015.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Options generally cliff vest on the first anniversary of the grant date for non-employee directors.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some restricted stock awards vest on a graded vesting schedule over a five year period.    Certain stock options and restricted shares granted by the Company contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.  In 2013, the Company recognized compensation expense totaling $1.8 million related to the accelerated vesting of equity awards for which the target market price had been achieved.

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

The fair value of each option award with service-only vesting conditions is estimated on the grant date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.    The risk-free rate is based on the zero-coupon U.S. Treasury rate in effect at the time of grant, with a term equal to the expected life of the options.  For awards granted in 2014 and 2015, the Company used historical trading prices for its common stock to estimate volatility assumptions.  Prior to 2014, the Company used peer group and other publicly available market data to estimate volatility assumptions due to limited trading history of its own common stock.  The expected option life represents the period of time that the options granted are expected to be outstanding and is determined using the simplified method.  The expected dividend yield is estimated based on the Company’s actual dividend yield at the date of the grant.

The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2015,  2014 and 2013 was $8.09, $6.68 and $3.33, respectively.  The following weighted-average assumptions were used in estimating the grant date fair value of these awards:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk-free interest rate	1.90%	1.96%	1.34%
Expected volatility	55.93%	59.52%	44.19%
Expected dividend yield	0.00%	3.54%	4.70%
Expected term	6.3 years	6.1 years	6.6 years

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

The summary of the activity and status of the Company’s stock options for the year ended December 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2014	2,226	$12.49
Granted during the period	7	14.87
Exercised during the period	(27)	9.97
Forfeited during the period	(8)	14.23
Expired during the period	(16)	5.70
Stock options outstanding at December 31, 2015	2,182	$12.57	5.6 years	$1,575

Stock options exercisable at December 31, 2015	1,545	$12.40	4.9 years	$1,175
Total stock options outstanding, vested and expected to vest
at December 31, 2015	2,136	$12.58		$1,528

The total intrinsic value of stock options exercised during the years ended December 31, 2015,  2014 and 2013 was $0.1 million, $0.3 million and $0.9 million, respectively.   The total fair value of options that vested during the years ended December 31, 2015,  2014 and 2013 was  $1.3 million,  $0.5 million and $2.3 million, respectively.    As of December 31, 2015, there was $1.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The summary of the activity and status of the Company’s restricted stock for the year ended December 31, 2015 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2014	614	$13.26
Granted during the period	389	15.39
Vested during the period	(117)	11.17
Forfeited during the period	(25)	18.04
Restricted stock outstanding at December 31, 2015	861	$14.37

As of December 31, 2015, there was $6.0 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.  The total fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $1.7 million and $4.6 million, respectively.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  As of December 31, 2015,  67,783 shares remained available for issuance under the employee stock purchase plan.  New common shares will be issued for purchases under this plan or treasury shares will be reissued.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the year ended December 31, 2015, 5,787 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was less than $0.1 million for the years ended December 31, 2015, 2014 and 2013.

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

A portion of the net proceeds from the 8% Notes issuance was allocated to the equity-classified Warrants based on the relative fair value of the instruments. The allocated proceeds of $23.5 million were recorded in additional paid-in capital on the consolidated balance sheet as of December 31, 2015, net of $1.3 million in issuance costs.

A summary of the activity and status of the Company’s stock warrants for the year ended December 31, 2015, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2014	-	$-
Granted during the period	5,500	13.99
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at December 31, 2015	5,500	$13.99

Note 10.  Income Taxes

The components of income tax expense (benefit) are as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Current tax expense (benefit):
Federal	$-	$-	$-
State	379	(68)	516
Total current tax expense (benefit)	379	(68)	516

Deferred tax expense:
Federal	6,319	11,908	10,102
State	448	2,569	1,401
Total deferred tax expense	6,767	14,477	11,503
Total income tax expense	$7,146	$14,409	$12,019

Total income tax expense was different than an amount computed by applying the graduated federal statutory income tax rates to income before taxes.  The reasons for the differences are as follows for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Computed tax expense at federal statutory
rate of 35%	$6,065	$12,620	$10,470
Nondeductible compensation	122	27	307
Noncontrolling interests	(61)	(47)	(50)
Nondeductible public offering costs	112	-	285
State income taxes, net of federal income
tax impact	538	1,626	1,246
Nondeductible interest	578	-	-
Other, net	(208)	183	(239)
Total income tax expense	$7,146	$14,409	$12,019

During the years ended December 31, 2015 and 2013, the Company recognized excess tax benefits of approximately $0.2 million and $1.1 million, respectively, in additional paid-in-capital related to stock compensation plans.  During the year ended December 31, 2014, the Company reclassified tax benefits of approximately $1.5 million from additional paid-in capital to deferred tax liabilities associated with unrealized excess tax benefits related to stock compensation plans.  As of December 31, 2015, these tax benefits are available to offset future taxable income.  The Company recognized tax expense (benefits) of $0.4 million, $(5.4) million and $5.5 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the years ended December 31, 2015, 2014 and 2013, respectively, in accordance with FASB ASC 715.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2015 and 2014 are presented below:

(In thousands)	2015	2014
Deferred income tax assets:
Retirement benefits other than pension	$2,167	$2,337
Pension and related plans	4,588	4,872
Net operating loss	16,509	9,488
Accrued expenses	6,848	4,588
Other	425	725
Total deferred income tax assets	30,537	22,010

Deferred income tax liabilities:
Property and equipment	(111,846)	(97,460)
Intangibles	(7,884)	(6,813)
Total deferred income tax liabilities	(119,730)	(104,273)
Net deferred income tax liability	$(89,193)	$(82,263)

At December 31, 2015, the Company had federal net operating losses (“NOLs”) of $48.0 million, net of adjustments for unrecognized income tax benefits (“UTBs”).  The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2035.  The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company recognizes interest related to UTBs in interest expense and penalties on UTBs in income tax expense.  A reconciliation of the change in the UTB balance for the years ended December 31, 2015 and 2014 is as follows:

(In thousands)	2015	2014
Balance at beginning of year	$1,112	$1,125
Additions for tax positions related to the current year	297	344
Increases for tax positions related to prior years	109	11
Statute of limitations expiration	(162)	(368)
Balance at end of year	$1,356	$1,112

All of the Company’s UTBs as of December 31, 2015 and 2014 were adjusted through income tax expense.  The Company does not expect to have any material changes to its UTBs over the next twelve months.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, the tax years that remain open and subject to federal and state audit examinations are 2012-2015 as of December 31, 2015.

Note 11.  Pension Plans and Other Postretirement Benefits

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”), as well as non-qualified pension plans and other postretirement benefit plan (“OPEB”) for its eligible employees.  The Company recognized total income of $1.3 million,  $1.1 million (excluding the curtailment gain discussed below) and $0.7 million in 2015,  2014 and 2013, respectively, for all qualified and non-qualified pension and OPEB plans.  Effective December 31, 2012, the Company froze the accumulation of benefits under the Pension Plan and the supplemental executive retirement plan.  As such, no further benefits will be accrued by plan participants for services rendered after that date under either of these plans.    Effective December 31, 2014, the Company terminated the health care benefits under the Other Postretirement Benefit Plans.  Eligible retirees will receive partial compensation for settlement of accrued benefits through a series of supplemental pension payments.  As a result, the Company recognized a curtailment gain of approximately $10.8 million in the year ended December 31, 2014, which was calculated as the decrease in the accumulated benefit obligation resulting from the termination of the medical portion of the Other Postretirement Benefit Plans less unrecognized losses in accumulated other comprehensive loss and less the actuarially determined cost of the benefit obligation that was transferred to the Pension Plan in the form of supplemental benefit payments on December 31, 2014.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2015,  2014 and 2013 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Change in benefit obligations:
Benefit obligations, beginning of period	$70,892	$57,209	$64,511	$844	$12,800	$12,874
Service cost	-	-	-	-	80	91
Interest cost	2,664	2,622	2,432	31	373	485
Actuarial loss (gain)	(4,550)	13,547	(7,199)	(83)	887	26
Benefits paid, net	(3,281)	(2,956)	(2,756)	(27)	(671)	(676)
Curtailment gain	-	-	-	-	(12,625)	-
Transfer	-	470	221	-	-	-
Benefit obligations, end of period	65,725	70,892	57,209	765	844	12,800

Change in plan assets:
Fair value of plan assets, beginning of period	58,403	57,847	51,675	-	-	-
Actual return on plan assets	(1,166)	3,555	8,897	-	-	-
Employer contributions	-	-	-	27	671	676
Benefits paid	(3,325)	(2,999)	(2,812)	(27)	(671)	(676)
Transfer	-	-	87	-	-	-
Fair value of plan assets, end of period	53,912	58,403	57,847	-	-	-

Funded status:
Non-current asset	-	-	(638)	-	-	-
Current liabilities	-	-	-	72	72	671
Non-current liabilities	11,813	12,489	-	693	772	12,129
Funded status recognized in the consolidated balance sheets	$11,813	$12,489	$(638)	$765	$844	$12,800

Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	(17,899)	(18,119)	(3,711)	18	(65)	(1,211)
Income taxes	6,981	7,066	1,444	(7)	25	471
Net amount recognized in accumulated other comprehensive loss	$(10,918)	$(11,053)	$(2,267)	$11	$(40)	$(740)
The accumulated benefit obligation for the defined benefit pension plan at December 31, 2015 and 2014 was $65.7 million and $70.9 million, respectively.  The decrease in the projected benefit obligation is primarily attributable to actuarial gains resulting from an increase in the discount rate from 3.85%  at December 31, 2014 to 4.20% at December 31, 2015 and adjusted mortality tables.  The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date.  The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.  The projected benefit obligation is equal to the accumulated benefit obligation as of December 31, 2015 and 2014 since the Pension Plan was frozen effective as of December 31, 2012.

The total amounts reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for the years ended December 31, 2015,  2014 and 2013 were $1.0 million, less than $0.1 million, and $1.0 million, respectively.  Amortization of actuarial losses is included in selling, general and administrative expenses on the consolidated statements of income.

The following table provides the components of net periodic (benefit) expense for the plans for the years ended December 31, 2015,  2014 and 2013:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Components of net periodic (benefit) expense:
Service cost	$-	$-	$-	$-	$80	$91
Interest cost	2,664	2,622	2,432	31	373	485
Expected return on plan assets	(4,111)	(4,373)	(3,901)	-	-	-
Amortization of loss	991	-	918	-	23	28
Net periodic (benefit) expense	$(456)	$(1,751)	$(551)	$31	$476	$604

Actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2015 and 2014 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Discount rate	4.20%	3.85%	4.20%	3.85%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumptions used in the measurements of the Company’s net income or expense for the consolidated statements of income for the years ended December 31, 2015,  2014 and 2013 were as follows:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Discount rate	3.85%	4.70%	3.85%	3.85%	4.70%	3.85%
Expected return on plan assets	7.25%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

In developing the expected long-term rate of return assumption for the assets of the Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset return at December 31, 2015 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category and the fair value by asset category as of December 31, 2015 and 2014 were as follows:

(Dollars in thousands)	December 31, 2015		December 31, 2014
Asset Category	Actual Allocation	Fair Value	Actual Allocation	Fair Value
Large Cap Value	23%	$12,193	23%	$13,120
Large Cap Blend	11%	6,085	11%	6,622
Mid Cap Blend	6%	3,342	6%	3,585
Small Cap Blend	4%	2,080	4%	2,511
Foreign Stock - Large Cap	7%	3,817	7%	3,969
Bond	34%	18,239	34%	19,806
Cash and cash equivalents	15%	8,156	15%	8,790
Total	100%	$53,912	100%	$58,403

The actual and target allocation for plan assets is broadly defined and measured as follows:

	December 31, 2015		December 31, 2014
Asset Category	Actual Allocation	Target Allocation	Actual Allocation	Target Allocation
Equity securities	51%	50%	51%	50%
Bond securities and cash equivalents	49%	50%	49%	50%
Total	100%	100%	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (Level 1 input within the fair value hierarchy previously defined)).  The allocation between equity and bonds is reset quarterly to the target allocations.  Updates to the allocation are considered in the normal course and changes may be made when appropriate.  The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2015.  At December 31, 2015, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company did not contribute to the Pension Plan in 2015, 2014 or 2013 and does not expect to contribute to the Pension Plan in 2016.  The Company expects the net periodic expense for the Pension Plan in 2016 to be $0.2 million and the expense for the other postretirement benefit plans in 2016 to be less than $0.1 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands) Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2016	$3,048	$111
2017	3,104	57
2018	3,105	57
2019	3,194	56
2020	3,237	55
2021-2025	17,210	256

Other Benefit Plans

The Company also has a supplemental executive retirement plan (“SERP”).  The Company froze the SERP effective December 31, 2012.  As such, no further benefits will be accrued by plan participants for services rendered and the accumulated benefit obligation is equivalent to the projected benefit obligation for periods ending after that date.    The projected benefit obligation was $4.6 million, $4.9 million and $4.3 million as of December 31, 2015,  2014 and 2013, respectively.  The Company recognized $0.4 million, $0.2 million and $0.3 million of expense from previously unrecognized loss related to the supplemental executive retirement plan during the years ended December 31, 2015,  2014 and 2013, respectively, all of which is included in selling, general and administrative expenses in the consolidated statements  of income.  The total amount of unrecognized actuarial losses recognized in accumulated other comprehensive income at December 31, 2015 and 2014 related to this plan was $1.0 million, net of income taxes of $0.6 million, and $1.4 million, net of income taxes of $0.9 million, respectively.

The estimated future benefit payments are expected to be $0.2 million annually for each of the years 2016 through 2020 and $1.4 million in aggregate for the years 2021 through 2025.

The Company also has certain other nonqualified postretirement plans assumed from a prior merger.  The projected benefit obligation related to these plans at December 31, 2013 was $0.4 million.  The Company curtailed the medical benefits under these plans as of December 31, 2014, as such there is no material future obligation associated with these plans.

The Company also sponsors a defined contribution 401(k) plan.  The Company’s matching contributions to this plan were $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2015,  2014 and 2013, respectively.  The Company funds its 401(k) matching contributions in shares of the Company’s common stock.

Note 12. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $4.7 million, $5.0 million and $4.7 million in the years ended December 31, 2015, 2014 and 2013, respectively, which is presented in the Company’s data segment revenue.  At both December 31, 2015 and 2014, the Company had accounts receivable from ValleyNet of approximately $0.4 million.  The Company also leases and resells capacity from ValleyNet. The total lease expense was $1.2 million, $0.9 million and $0.9 million in the years ended December 31, 2015, 2014 and 2013, respectively, which is presented as network access costs in the consolidated statements of income.

Note 13.  Commitments and Contingencies

Operating Leases

Rental expense for all operating leases for the years ended December 31, 2015,  2014 and 2013 was $2.7 million, $2.4 million and $2.9 million, respectively.  The total amount committed under these lease agreements at December 31, 2015 is:  $1.5 million in 2016, $1.3 million in 2017, $1.2 million in 2018, $0.9 million in 2019, $0.3 million in 2020 and $0.8 million for the years thereafter.

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

The Company has other purchase commitments relating to capital expenditures totaling $6.9 million as of December 31,  2015, which are expected to be satisfied during 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended.  Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework  (2013).  Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is attached hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited Lumos Networks Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lumos Networks Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lumos Networks Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumos Networks Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016  expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 10, 2016

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2016 to be filed with the Commission pursuant to Regulation 14A.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2011 Equity and Cash Incentive Plan	2,181,931	$12.57	1,182,061
Employee Stock Purchase Plan	-	-	67,783
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	2,181,931	$12.57	1,249,844

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

(3)  Exhibits

The exhibits on the accompanying Exhibits Index below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.
3.2(1)	Amended and Restated Bylaws of Lumos Networks Corp.
4.1(2)	Form of Common Stock Certificate of Lumos Networks Corp.
10.1(3)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan (Amended as of March 5, 2014)
10.2(4)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan
10.3(5)

Credit Agreement, dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.4(6)

First Amendment, dated as of October 8, 2013, to the Credit Agreement dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.5(7)

Joinder Agreement and Second Amendment to the Credit Agreement dated as of January 2, 2015, among Lumos Networks Operating Company,  certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.6(8)	Notes Purchase Agreement dated August 5, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.7(8)	Warrants Purchase Agreement dated August 5, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.8(8)	8% Notes due August 15, 2022
10.9(8)	Warrants to Purchase 5,500,000 shares of Common Stock of Lumos Networks
10.10(8)	Investors Rights Agreement dated August 6, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.11(8)	Third Amendment to the Credit Agreement, dated August 5, 2015.
10.12(9)	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.13(9)	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.14(9)	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.15*	Employment Agreement, dated as of May 15, 2013, between Jeffrey Miller and Lumos Networks Operating Company
10.16(10)	Employment Agreement, dated as of October 3, 2014, between Johan G. Broekhuysen and Lumos Networks Operating Company
10.17(11)	Employment Agreement, dated as of June 25, 2014, between Mary McDermott and Lumos Networks Corp. Operating Company
10.18(12)	Employment Agreement, dated May 5, 2015, between Timothy G. Biltz and Lumos Networks Corp.
10.19(13)	Severance Agreement, dated January 11, 2016, between Craig M. Drinkhall and Lumos Networks Corp.
10.20(14)	First Amendment to Employment Agreement, dated March 4, 2016, between Johan G. Broekhuysen and Lumos Networks Corp.
10.21(14)	Employment Agreement, dated as of August 28, 2012 and First Amendment to the Employment agreement dated March 4, 2016, between Diego Anderson and Lumos Networks Corp.
10.22(15)	Form of Stock Option Award Letter (Service-based)
10.23(15)	Form of Stock Option Award Letter (Performance-based)
10.24(15)	Form of Restricted Stock Award Letter (Service-based)
10.25(15)	Form of Restricted Stock Award Letter (Performance-based)
10.26(16)	Stock Option Award for James A. Hyde
10.27(17)	Restricted Stock award grant, dated as of May 6, 2015, between Timothy G. Biltz and Lumos Networks Corp.
21.1*	Subsidiaries of Lumos Networks Corp.
23.1*	Consent of KPMG LLP
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(2)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(3)	Filed as appendix to Proxy Statement on Schedule 14A filed on March 18, 2014.
(4)	Filed as an exhibit to Registration Statement on Form S-8 filed on October 31, 2011.
(5)	Filed as an exhibit to Form 8-K filed on April 30, 2013.
(6)	Filed as an exhibit to Form 10-K filed on March 7, 2014.
(7)	Filed as an exhibit to Form 8-K filed on January 2, 2015.
(8)	Filed as an exhibit to Form 8-K filed on August 6, 2015.
(9)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 1, 2012.
(10)	Filed as an exhibit to Form 8-K filed on October 6, 2014.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 7, 2014.
(12)	Filed as an exhibit to Form 8-K filed on May 5, 2015.
(13)	Filed as an exhibit to Form 8-K filed on January 15, 2016.
(14)	Filed as an exhibit to Form 8-K filed on March 9, 2016.
(15)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 3, 2013.

(16)	Filed as an exhibit to Annual Report on Form 10-K filed March 23, 2012.
(17)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 6, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ Timothy G. Biltz	President and Chief Executive Officer, Director	March 10, 2016
Timothy G. Biltz	(principal executive officer)

/s/ Johan G. Broekhuysen	Executive Vice President, Chief Financial Officer	March 10, 2016
Johan G. Broekhuysen	and Chief Accounting Officer
(principal accounting officer)

/s/ Peter D. Aquino	Director	March 10, 2016
Peter D. Aquino

/s/ Lawrence J. Askowitz	Director	March 10, 2016
Lawrence J. Askowitz

/s/ Robert E. Guth	Director	March 10, 2016
Robert E. Guth

/s/ Julia B. North	Director	March 10, 2016
Julia B. North

/s/ Shawn F. O'Donnell	Director	March 10, 2016
Shawn F. O'Donnell

/s/ William M. Pruellage	Director	March 10, 2016
William M. Pruellage

/s/ Michael K. Robinson	Director	March 10, 2016
Michael K. Robinson

/s/ Brian C. Rosenberg	Director	March 10, 2016
Brian C. Rosenberg

/s/ Michael T. Sicoli	Director	March 10, 2016
Michael T. Sicoli

/s/ Jerry E. Vaughn	Director	March 10, 2016
Jerry E. Vaughn