Form 10-Q
period 2016-03-31
Lumos Networks Corp.
filed 2016-05-05
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 23,283,398 shares of the registrant’s common stock outstanding as of the close of business on April 29, 2016.

LUMOS NETWORKS CORP.
2016 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	March 31, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$37,645	$13,267
Marketable securities	52,379	88,811
Accounts receivable, net of allowance of $1,111 ($1,235 in 2015)	22,369	20,796
Other receivables	215	852
Income tax receivable	473	568
Prepaid expenses and other	5,526	7,215
Total Current Assets	118,607	131,509

Securities and Investments	1,245	1,180

Property, Plant and Equipment
Land and buildings	23,233	23,019
Network plant and equipment	655,383	624,360
Furniture, fixtures and other equipment	48,874	48,266
Total in service	727,490	695,645
Under construction	49,065	51,663

	776,555	747,308
Less accumulated depreciation and amortization	259,381	248,364

Total Property, Plant and Equipment, net	517,174	498,944

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $95,536 ($94,892 in 2015)	10,434	11,078
Deferred charges and other assets	7,357	2,364
Total Other Assets	118,088	113,739

Total Assets	$755,114	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	March 31, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$13,992	$10,400
Accounts payable	13,157	14,182
Advance billings and customer deposits	14,156	13,849
Accrued compensation	2,559	1,191
Accrued operating taxes	4,054	3,907
Other accrued liabilities	5,144	4,974
Total Current Liabilities	53,062	48,503

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	461,628	456,300
Retirement benefits	16,785	17,029
Deferred income taxes, net	88,361	89,193
Other long-term liabilities	2,063	2,016
Total Long-term Liabilities	568,837	564,538

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 23,484 shares issued and 23,267 shares outstanding (23,005 shares issued and 22,992 shares outstanding in 2015)	235	230
Additional paid-in capital	177,630	171,746
Treasury stock, 217 shares at cost (13 shares in 2015)	(2,500)	(103)
Accumulated deficit	(31,435)	(28,541)
Accumulated other comprehensive loss, net of tax	(11,709)	(11,940)
Total Lumos Networks Corp. Stockholders' Equity	132,221	131,392
Noncontrolling Interests	994	939

Total Equity	133,215	132,331

Total Liabilities and Equity	$755,114	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015

Operating Revenues	$50,794	$50,495

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	10,212	10,453
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,335	19,093
Depreciation and amortization	11,891	11,868
Accretion of asset retirement obligations	34	34
Restructuring charges	2,207	633
Total Operating Expenses	47,679	42,081
Operating Income	3,115	8,414

Other Income (Expenses)
Interest expense	(6,989)	(3,486)
Gain on interest rate swap derivatives	-	82
Other income (expenses), net	174	(243)
Total Other Expenses, net	(6,815)	(3,647)
(Loss) Income Before Income Taxes	(3,700)	4,767

Income Tax (Benefit) Expense	(861)	2,009

Net (Loss) Income	(2,839)	2,758

Net Income Attributable to Noncontrolling Interests	(55)	(34)

Net (Loss) Income Attributable to Lumos Networks Corp.	$(2,894)	$2,724

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders:

Basic and diluted (loss) earnings per share	$(0.13)	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net (Loss) Income	$(2,839)	$2,758

Other Comprehensive Income:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income (loss) (see Note 2)	338	337
Unrealized holding gain on available-for-sale marketable securities	41	11
Income Taxes	(148)	(135)

Other Comprehensive Income, Net of Tax	231	213

Total Comprehensive (Loss) Income	(2,608)	2,971

Less: Comprehensive Income Attributable to Noncontrolling Interests	(55)	(34)

Comprehensive (Loss) Income Attributable to Lumos Networks Corp.	$(2,663)	$2,937

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net (Loss) Income	$(2,839)	$2,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,247	9,722
Amortization	644	2,146
Accretion of asset retirement obligations	34	34
Deferred income taxes	(982)	1,916
Gain on interest rate swap derivatives	-	(82)
Equity-based compensation expense	5,813	1,225
Amortization of debt discounts and issuance costs	1,099	413
Retirement benefits, net of cash contributions and distributions	94	(108)
Other	509	158
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(1,656)	270
(Increase) decrease in other assets	(3,595)	21
Changes in income taxes	2	(66)
Decrease in accounts payable	(2)	(2,504)
Increase in other current liabilities	2,010	1,197
Net Cash Provided by Operating Activities	12,378	17,100

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(22,006)	(29,224)
Broadband network expansion funded by stimulus grant	-	(649)
Purchases of available-for-sale marketable securities	(6,732)	(22,853)
Proceeds from sale or maturity of available-for-sale marketable securities	43,125	10,220
Change in restricted cash	-	1,054
Cash reimbursement received from broadband stimulus grant	-	1,054
Net Cash Provided by (Used in) Investing Activities	14,387	(40,398)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	-	28,000
Payment of financing costs	-	(861)
Principal payments on senior secured term loans	-	(1,938)
Cash dividends paid on common stock	-	(3,152)
Principal payments under capital lease obligations	(107)	(98)
Proceeds from stock option exercises and employee stock purchase plan	28	17
Common stock repurchased to settle tax withholding obligations on employee stock awards	(2,308)	(176)
Other	-	20
Net Cash (Used in) Provided by Financing Activities	(2,387)	21,812
Increase (decrease) in cash and cash equivalents	24,378	(1,486)
Cash and Cash Equivalents:
Beginning of Period	13,267	14,140

End of Period	$37,645	$12,654

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain presentation changes have been made within the operating expense line items on the condensed consolidated statements of operations and prior period amounts have been reclassified in order to conform to the current year presentation. Specifically, the previously reported line item “network access costs” has been removed and the new line item “cost of revenue” has been added along with the necessary operating expense reclassifications. These reclassifications were not the result of an error and have no effect on previously reported operating income, net income or earnings per share.

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets, the allowance for doubtful accounts and customer credits, deferred tax assets, marketable securities, asset retirement obligations, stock warrants and equity-based compensation, goodwill impairment assessments and reserves for employee benefit obligations and income tax uncertainties.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at March 31, 2016 and December 31, 2015 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of March 31, 2016 and December 31, 2015.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires deposits on certain sales.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative in the condensed consolidated statements of operations.  Bad debt expense for each of the three months ended March 31, 2016 and 2015 was $0.1 million.  The Company’s allowance for doubtful accounts and customer credits was $1.1 million and $1.2 million as of March 31, 2016 and December 31, 2015.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts and customer credits from December 31, 2015 to March 31, 2016:

		Additions
(In thousands)	December 31, 2015	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2016
Allowance for doubtful accounts and customer credits	$1,235	$134	$(193)	$(65)	$1,111

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

The Company believes that no impairment indicators exist as of March 31, 2016 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.  Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including certain software licenses and an indefeasible right of use agreement, is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At March 31, 2016 and December 31, 2015, other intangibles were comprised of the following:

		March 31, 2016		December 31, 2015
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(93,654)	$103,108	$(93,051)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,882)	2,862	(1,841)
Total		$105,970	$(95,536)	$105,970	$(94,892)

The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three months ended March 31, 2016.  Amortization expense for the three months ended March 31, 2016 and 2015 was $0.6 million and $2.1 million, respectively.

Amortization expense for the remainder of 2016 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2016	$1,809	$122	$1,931
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194
2021	1,112	1	1,113

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2016.

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

For the three months ended March 31, 2016 and 2015, the components of the Company’s net periodic benefit cost (income) for the Pension Plan were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$-	$-
Interest cost	674	666
Expected return on plan assets	(884)	(1,028)
Amortization of loss	262	248
Net periodic benefit cost (income)	$52	$(114)

Pension Plan assets were valued at $53.4 million and $53.9 million at March 31, 2016 and December 31, 2015, respectively.  No funding contributions were made during the three months ended March 31, 2016, and the Company does not expect to make a funding contribution during the remainder of 2016.

The Company also provides life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The Company did not incur any significant costs associated with these plans during the three months ended March 31, 2016 or 2015.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended March 31, 2016 and 2015 of $0.1 million, and less than $0.1 million of this expense for each of these periods relates to the amortization of actuarial loss.

The gross amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for each of the three months ended March 31, 2016 and 2015 was $0.3 million, all of which has been reclassified to selling, general and administrative on the condensed consolidated statements of operations. Income taxes associated with these reclassifications were $0.1 million for each of the three months ended March 31, 2016 and 2015.

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

Total equity-based compensation expense related to all of the share-based awards, annual employee bonuses paid in the form of immediately vested shares and the Company’s 401(k) matching contributions was $5.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at March 31, 2016 are estimated to be $3.3 million for the remainder of 2016, $3.2 million in 2017, $1.2 million in 2018, $0.1 million in 2019, and less than $0.1 million thereafter.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii)

modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  The Company does not expect the future adoption of ASU 2015-02 to have a material impact on the its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions.  Among other things, ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for statutory tax rate withholding. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The transition method required by ASU 2016-09 varies by amendment. The Company is still evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and disclosures.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale marketable securities reported at fair value as of March 31, 2016 and December 31, 2015 are summarized below:

(In thousands)	March 31, 2016	December 31, 2015
Cash equivalents:
Money market mutual funds	$12,266	$6,746
Commercial paper	8,035	1,000
Corporate debt securities	200	1,055
Total cash equivalents	20,501	8,801
Marketable securities:
Commercial paper	6,617	8,684
Debt securities issued by U.S. Government agencies	21,661	35,155
Corporate debt securities	24,101	44,972
Total marketable securities, available-for-sale	52,379	88,811

Total cash equivalents and marketable securities	$72,880	$97,612

At March 31, 2016 and December 31, 2015, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were one year or less as of March 31, 2016.

The Company received total proceeds of $43.1 million and $10.2 million from the sale or maturity of available-for-sale marketable securities during the three months ended March 31, 2016 and 2015, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains on available-for-sale marketable securities were less than $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•

R&SB:  This segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding VoIP which are typically provided to enterprise customers and are included in the Company’s data segment) and the following IP services products: fiber-to-the-premise broadband XL, DSL, integrated access and video.  These products are sold to residential and small business customers on the Company’s network and within the Company’s footprint.  This segment also provides carrier customers access to the Company’s network located in competitive markets.

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2016:
Operating revenues	$29,629	15,828	5,337	-	$50,794
Cost of revenue	4,568	5,644	-	-	10,212
Gross profit	25,061	10,184	5,337	-	40,582
Direct operating and selling costs	1,671	1,042	145	-	2,858
Indirect operating costs	6,169	2,373	55	-	8,597
Corporate general and administrative costs	3,907	1,620	485	5,868	11,880
Adjusted EBITDA(1),(2)	13,314	5,149	4,652	-	23,115
Capital expenditures	21,390	2,222	-	(1,606)	22,006

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended March 31, 2015:
Operating revenues	$27,767	17,265	5,463	-	$50,495
Cost of revenue	3,942	6,511	-	-	10,453
Gross profit	23,825	10,754	5,463	-	40,042
Direct operating and selling costs	1,379	1,032	164	-	2,575
Indirect operating costs	6,455	2,643	55	-	9,153
Corporate general and administrative costs	3,685	1,677	441	1,562	7,365
Adjusted EBITDA(1),(2)	12,306	5,402	4,803	-	22,511
Capital expenditures	23,343	2,123	-	3,758	29,224

(1)     Adjusted EBITDA (a non-GAAP measure) is used by the Company’s CODMs to evaluate performance. Adjusted EBITDA, as defined by the Company, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives.

(2)In the first quarter of 2016, the Company refined its methodology for allocating certain operating costs to the segments, resulting in immaterial changes to previously reported segment Adjusted EBITDA amounts for the three months ended March 31, 2015.

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

The following table provides a reconciliation of net (loss) income attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net (Loss) Income Attributable to Lumos Networks Corp.	$(2,894)	$2,724
Net Income Attributable to Noncontrolling Interests	55	34
Net (Loss) Income	(2,839)	2,758
Income tax (benefit) expense	(861)	2,009
Interest expense	6,989	3,486
Gain on interest rate swap derivatives	-	(82)
Other (income) expenses, net	(174)	243
Operating Income	3,115	8,414
Depreciation and amortization and accretion
of asset retirement obligations	11,925	11,902
Amortization of actuarial losses	338	337
Equity-based compensation	5,530	1,225
Restructuring charges	2,207	633
Adjusted EBITDA	$23,115	$22,511

The Company does not currently have any single customer that individually accounted for more than 10% of the Company’s total operating revenues. The Company’s five largest carrier customers, in the aggregate, accounted for 32% of the Company’s total operating revenues for each of the three months ended March 31, 2016 and 2015.  Revenues from these carrier customers were derived primarily from network access, data transport and FTTC services.

Note 5.  Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company’s outstanding long-term debt consisted of the following:

	March 31, 2016		December 31, 2015
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$348,415	$4,343	$348,415	$4,705
8% Notes due 2022	150,000	28,871	150,000	29,607
Capital lease obligations	10,419	-	2,597	-
Long-term debt	508,834	33,214	501,012	34,312
Less: Current portion of long-term debt	13,992	-	10,400	-
Long-term debt, excluding current portion	$494,842	$33,214	$490,612	$34,312

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan, which was added through an amendment to the Credit Facility dated January 2, 2015, (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  The Company is using the net proceeds from Term Loan C to fund new FTTC projects. As of March 31, 2016, no borrowings were outstanding under the Revolver.

On August 6, 2015, the Company prepaid $40.0 million of the outstanding principal of the Credit Facility, which was allocated ratably to Term Loans A, B and C.  The Company used proceeds from the issuance of the 8% Notes due 2022, discussed below, to fund these prepayments.

Pricing of the amended Credit Facility is LIBOR plus 3.00% for the Revolver and Term Loan A and LIBOR plus 3.25% for Term Loan B and C.  The Credit Facility does not require a minimum LIBOR rate.  Term Loan A matures in 2018 with quarterly payments of 1.25% per annum through December 31, 2016 and 2.50% per annum thereafter.  Term Loan B matures in 2019 with quarterly payments of 1% per annum.  Term Loan C matures in 2019 with quarterly payments of 1% per annum.  The Revolver matures in full in 2018.  The Credit Facility is secured by a first priority pledge of substantially all property and assets of Lumos Networks Operating Company and all material subsidiaries, as guarantors, excluding the RLECs.

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At March 31, 2016, the Company’s leverage ratio was 3.86:1.00 and its interest coverage ratio was 6.74:1.00.  The Company was in compliance with its debt covenants as of March 31, 2016.

The Company’s effective interest rate on its Credit Facility for the three months ended March 31, 2016 was 4.08%.

8% Notes due 2022

On August 6, 2015, the Company issued $150 million in unsecured promissory notes (the “8% Notes”) to an affiliate of Pamplona Capital Management LLC (“Pamplona”). The net proceeds of the Notes, after a $1.5 million purchasers discount and payment of $7.1 million of closing costs, were used to prepay $40.0 million of the Company’s existing Credit Facility with the remainder to be used for general corporate purposes, including to fund future growth opportunities. The Notes bear interest at an annual fixed rate of 8.00% and mature on August 15, 2022.  Interest is payable in arrears on a quarterly basis on August 15, November 15, February 15, and May 15 of each year.  Interest is payable in cash or, at the election of the Company, through the issuance of additional notes or by adding the amount of the accrued interest to the unpaid principal amount of the Notes outstanding at that time. The Notes were also issued with 5,500,000 warrants for no additional consideration to purchase shares of the Company’s common stock (the “Warrants”). The Company allocated the net proceeds received from the debt issuance to the 8% Notes and the equity-classified Warrants based on the relative fair value of the instruments.  As a result, the Company recognized a total discount on the 8% Notes of $24.8 million of which $23.5 million represents the value assigned to the Warrants, and $1.3 million represents the allocated portion of the aforementioned $1.5 million purchasers discount.  The discount on the 8% Notes is being amortized to interest expense over the life of the debt using the effective interest method. See Note 10 for additional details regarding the Warrants.

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are included as a reduction of long-term debt in the condensed consolidated balance sheets in accordance with ASU 2015-03. These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs were $1.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

The Company’s effective interest rate on the 8% Notes for the three months ended March 31, 2016 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

Cobank Patronage Credits

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of income as an offset to interest expense.  The Patronage credits were $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $8.0 million in the remainder of 2016, $13.0 million in 2017, $70.8 million in 2018 and $256.5 million in 2019. The Revolver under the Credit Facility, under which no borrowings are outstanding as of March 31, 2016, matures in full in 2018. The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  The Company also has financing arrangements with separate providers related to the upgrading of internal infrastructure, including certain software licenses, and an indefeasible right of use (“IRU”) network capacity arrangement, which was entered into in January 2016. Both the software licenses and IRU network capacity arrangement are classified as capital leases.  The software agreement extends through 2016 with payments due annually.  The IRU network capacity arrangement extends through 2035 with payments due monthly.  As of March 31, 2016, the combined total net present value of the Company’s future minimum lease payments is $10.4 million and the principal portion of these capital lease obligations is due as follows:  $2.6 million in the remainder of 2016, $0.5 million in 2017, $0.4 million in 2018, $0.4 million in 2019, $0.4 million in 2020 and $6.1 million thereafter.

The historical cost and accumulated amortization for each of the related assets associated with the capital leases is as follows as of March 31, 2016:

	March 31, 2016
(In thousands)	Historical Cost	Accumulated Amortization
Vehicles	$2,723	$(1,441)
Software	5,200	(3,294)
Network capacity IRU	8,871	(111)
Total capital lease obligations	$16,794	$(4,846)

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash payments for:
Interest (net of amounts capitalized)	$5,109	$2,533
Income taxes	114	172
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	6,328	3,800
Obligations incurred under capital leases	7,936	-

Cash payments for interest for the three months ended March 31, 2016 in the table above are each net of $0.8 million of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, the Credit Facility (including the current portion) and the 8% Notes as of March 31, 2016 and December 31, 2015.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at March 31, 2016 and December 31, 2015.  Marketable securities are recorded in the condensed consolidated balance sheets at fair value (see Note 3).

The following tables present the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$12,266	$-	$-	$12,266
Commercial paper	-	8,035	-	8,035
Corporate debt securities	-	200	-	200
Total cash equivalents	12,266	8,235	-	20,501
Marketable securities:
Commercial paper	-	6,617	-	6,617
Debt securities issued by U.S. Government agencies	-	21,661	-	21,661
Corporate debt securities	-	24,101	-	24,101
Total marketable securities	-	52,379	-	52,379
Total financial assets	$12,266	$60,614	$-	$72,880

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,746	$-	$-	$6,746
Commercial paper	-	1,000	-	1,000
Corporate debt securities	-	1,055	-	1,055
Total cash equivalents	6,746	2,055	-	8,801
Marketable securities:
Commercial paper	-	8,684	-	8,684
Debt securities issued by U.S. Government agencies	-	35,155	-	35,155
Corporate debt securities	-	44,972	-	44,972
Total marketable securities	-	88,811	-	88,811
Total financial assets	$6,746	$90,866	$-	$97,612

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

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$344,072	$292,733	$343,710	$298,400
8% Notes Due 2022	121,129	132,494	120,393	132,028
Capital Lease Obligations	10,419	10,419	2,597	2,597

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.2 million as of March 31, 2016 and December 31, 2015, of which $1.1 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the three months ended March 31, 2016:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	23,005	13	$230	$171,746	$(103)	$(28,541)	$(11,940)	$131,392	$939	$132,331
Net loss attributable to
Lumos Networks Corp.	-	-	-	-	-	(2,894)	-	(2,894)	-	(2,894)
Other comprehensive income,
net of tax	-	-	-	-	-	-	231	231	-	231
Equity-based compensation expense	-	-	-	5,486	-	-	-	5,486	-	5,486
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits)	478	204	5	387	(2,397)	-	-	(2,005)	-	(2,005)
Stock option exercises	1	-	-	11	-	-	-	11	-	11
Net income attributable to
noncontrolling interests	-	-	-	-	-	-	-	-	55	55
Balance, March 31, 2016	23,484	217	$235	$177,630	$(2,500)	$(31,435)	$(11,709)	$132,221	$994	$133,215

Note 9.  Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to Lumos Networks Corp. applicable to common shares by the weighted average number of common shares outstanding during the period.  The impact on earnings (loss) per share of nonvested restricted shares outstanding that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares is included in the computation of basic earnings per share pursuant to the two-class method.  The Company issues restricted shares from time to time with vesting terms that are based on achievement of certain stock price performance conditions.  These nonvested restricted shares are excluded from the computation of basic and diluted weighted average shares until the period in which the applicable performance or market conditions are attained.  The Company uses the treasury stock method to determine the number of potentially dilutive common shares from stock options and nonvested restricted shares during the period.

The computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015 are detailed in the following table.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Numerator:
Net (loss) income attributable to Lumos Networks Corp.	$(2,894)	$2,724
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	-	(75)
Numerator for basic and diluted earnings per common share	(2,894)	2,649

Denominator:
Weighted average basic shares outstanding	22,850	22,599
Less: weighted average participating securities and nonvested performance-based restricted shares	(795)	(646)
Denominator for basic earnings per common share	22,055	21,953
Plus: potentially dilutive restricted shares and stock options	-	446
Denominator for diluted earnings per common share	22,055	22,399

Basic and diluted (loss) earnings per share	$(0.13)	$0.12

For the three months ended March 31, 2016, the denominator for diluted loss per common share is equivalent to the denominator for basic loss per common share because the addition of stock options and unvested restricted stock (totaling 871,370 and 356,217, respectively) would be antidilutive for the period. For the three months ended March 31, 2015, the denominator for diluted earnings per share excludes 429,222 and 179,000 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.    The earnings (loss) per share calculation for the three months ended March 31, 2016 also excludes the  5,500,000 outstanding stock warrants described in Note 10 as they would be antidilutive for the period.

Note 10.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of March 31, 2016, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000 and 889,011 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued no stock options and 138,474 shares of restricted stock under the Equity and Cash Incentive Plan during the three months ended March 31, 2016.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

A summary of the activity and status of the Company’s stock options for the three months ended March 31, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	2,182	$12.57
Granted during the period	-	-
Exercised during the period	(1)	9.32
Forfeited during the period	(32)	14.12
Expired during the period	(102)	13.38
Stock options outstanding at March 31, 2016	2,047	$12.51	5.3 years	$3,187

Stock options exercisable at March 31, 2016	1,513	$12.35	4.7 years	$2,417
Total stock options outstanding, vested and expected to vest at March 31, 2016	2,009	$12.52		$3,109

The total fair value of options that vested during the three months ended March 31, 2016 was $0.3 million.  As of March 31, 2016, there was $1.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the activity and status of the Company’s restricted stock for the three months ended March 31, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2015	861	$14.37
Granted during the period	139	11.68
Vested during the period	(201)	11.98
Forfeited during the period	(71)	16.78
Restricted stock outstanding at March 31, 2016	728	$14.28

As of March 31, 2016, there was $5.8 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in 2011 with 100,000 shares available.  New common shares will be issued for purchases under this plan.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the three months ended March 31, 2016,  1,636 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was not material for the three months ended March 31, 2016.

Stock Warrants

A summary of the activity and status of the Company’s stock warrants for the three months ended March 31, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2015	5,500	$13.99
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at March 31, 2016	5,500	$13.99

Outstanding warrants consist of those issued on August 6, 2015 in conjunction with the 8% Notes issuance discussed in Note 5 (the “Warrants”). The Warrants are fully vested and exercisable and may be net-share settled on a cashless basis only until they expire on

August 6, 2022.  A portion of the net proceeds from the 8% Notes issuance was allocated to the equity-classified Warrants based on the relative fair value of the instruments.

Note 11.  Income Taxes

Income tax (benefit) expense for the three months ended March 31, 2016 and 2015 was ($0.9) million and $2.0 million, respectively,  which represents the federal statutory tax rate applied to pre-tax (loss) income and the effects of state income taxes and certain non-deductible charges for each period. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and, applicable to the three months ended March 31, 2016, non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.

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

Note 12.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $1.2 million for each of the three months ended March 31, 2016 and 2015, respectively, which is presented in the Company’s data segment revenues.  The Company had accounts receivable from ValleyNet of $0.4 million at both March 31, 2016 and December 31, 2015.  The Company also leases and resells capacity from ValleyNet.  The total lease expense was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Note 13. Restructuring Charges

In January 2016, the Company commenced a reduction-in- force and incurred employee severance and termination benefits of $2.2 million for the three months ended March 31, 2016. The Company does not expect to incur additional costs associated with these restructuring activities in future periods. The following table provides a break-down of these costs by business segment for the three months ended March 31, 2016:

(In thousands)	Data	R&SB	RLEC Access	Total
Employee severance and termination benefits	$1,605	$497	$105	$2,207
Total restructuring charges	$1,605	$497	$105	$2,207

A liability for restructuring charges in the amount of $1.3 million is included in the Company’s condensed consolidated balance sheet as of March 31, 2016, related to employee termination costs accrued but not yet paid. Below is a summary of the restructuring liability balance as of March 31, 2016:

(In thousands)	Employee Severance and Termination Benefits	Total
Beginning balance at December 31, 2015	$-	$-
Additions	2,207	2,207
Payments	(891)	(891)
Ending balance at March 31, 2016	$1,316	$1,316

Note 14.  Commitments and Contingencies

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

The Company has purchase commitments relating to capital projects totaling $6.3 million as of March 31, 2016, which are expected to be satisfied during the remainder of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following sections provide an overview of our business strategy, our financial condition and results of operations and highlight key trends and uncertainties in our business and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Any statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. The words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “targets,” “projects,” “should,” “may,” “will” and similar words and expressions are intended to identify forward-looking statements.    See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 8,700 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) leverage our fiber network to expand to new fiber to the cell opportunities; (ii) monetize our approximately 8,700 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic;  (iii) use our “expansion” and "edge-out” strategies to expand into new markets and markets adjacent to our existing footprint to increase our addressable market size and better serve our customers; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving the network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measure performance and allocate resources.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 58.3% and 55.0% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.  Revenue for our data segment increased 6.7%  for the three months ended March 31, 2016, as compared to the respective period in 2015.  This segment, which includes our enterprise data, transport and FTTC product groups, represents the main growth opportunity and is the key focal point of our strategy.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, state and local government agencies, financial institutions and educational institutions.  Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out strategies in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

The 6.7% year-over-year growth in our data segment revenues for 2016 was achieved primarily through new long-term FTTC contracts with wireless carriers deploying LTE services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers. This is reflected by the addition of 345 FTTC sites and 282 lit buildings over the twelve-month period ended March 31, 2016.   Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge out markets (with an emphasis on targeting large local enterprise customers in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.  As of March 31, 2016, we had 1,252 cell towers and 1,812 buildings connected to our fiber network, including 36 data centers.  Our FTTC revenue increased $2.3 million, or 36.1%, for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of the growth in connected towers as well as the addition of second tenants and bandwidth upgrades on existing towers.  Revenues from our enterprise data products increased 8.8% for the three months ended March 31, 2016 as compared to the respective period in 2015. Growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to implement our data growth strategy, which includes monetizing our newly expanded fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will be more than offset by revenues from carrier Ethernet products, long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 31.2% and 34.2% of revenue for the three months ended March 31, 2016 and 2015, respectively.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined approximately 8.3% for the first three months of 2016 as compared to 2015 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 10.5% and 10.8% of our revenues for the three month period ended March 31, 2016 and 2015,  respectively. This decline is attributable to voice line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $5.0 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively.

Our R&SB and RLEC segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows. Despite declining revenues, we expect cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment. In parallel, we are exploring the possible separation of these assets to enable us to be in a position to monetize them quickly through a sale or some other transaction, should such an opportunity become available.

Our operating income margins were 6.1% and 16.7% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in our operating income margins for the three-month period was primarily due to increased selling, general and administrative expenses and higher restructuring costs as compared to the same period in 2015. Our Contribution Margin ratios, as defined below, were 74.3% and 74.2% for the three months ended March 31, 2016 and 2015, respectively. Our Adjusted EBITDA margins, as defined below, were 45.5% and 44.6% for the three months ended March 31, 2016 and 2015, respectively.

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

Operating Expenses

Our operating expenses are incurred from the following categories:

•

Cost of revenue, exclusive of depreciation and amortization, including usage-based access charges, long distance, directory, operator services and other direct costs incurred in accessing other telecommunications providers' networks in order to provide telecommunication services to our end-user customers and leased facility expenses for connection to other carriers;

•	Selling, general and administrative, exclusive of depreciation and amortization, including:

o

Direct operating and selling costs,  which include salaries, wages and benefits of field personnel, subscriber based third party licensing and maintenance fees, sales commissions and property taxes, repair and maintenance and utilities necessary to own and operate customer equipment,

o

Indirect operating costs, which include salaries, wages and benefits of network operations, customer care, engineering, program management, sales, warehousing, product management and service delivery personnel and costs to maintain and operate our core network, and

o

Corporate general and administrative costs,  which includes billing, bad debt expenses, taxes other than income and property taxes allocable to categories above, executive services, accounting, legal, purchasing, information technology, human resources and other corporate general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and amortization of actuarial losses and other gains or losses related to retirement plans;

•	Depreciation and amortization, including depreciable long-lived property, plant and equipment and amortization of intangible assets where applicable;
•	Accretion of asset retirement obligations; and
•	Restructuring charges.

Contribution Margin

Contribution Margin, as defined by us, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, employee separation charges, restructuring charges, gain or loss on interest rate swap derivatives, corporate general and administrative costs (as defined above), and indirect operating costs, inclusive of equity-based compensation and amortization of actuarial gains or losses (as defined above). Contribution Margin ratio is calculated as Contribution Margin over operating revenues.

Contribution Margin is a non-GAAP financial performance measure.  It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP.  Management believes that Contribution Margin is a meaningful measure related to the incremental cash flow delivered by new billings that provides relevant and useful information to investors for comparing performance period to period against peer companies and for comparing profitability of the Company’s businesses.   Management utilizes Contribution Margin internally to assess the profitability of the Company’s product groups and for capital allocation decision-making. Management also uses Contribution Margin for budget planning purposes and for other strategic planning initiatives.

See a reconciliation of Contribution Margin to net income attributable to Lumos Networks Corp., as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net (Loss) Income Attributable to Lumos Networks Corp.	$(2,894)	$2,724
Net Income Attributable to Noncontrolling Interests	55	34
Net (loss) income	(2,839)	2,758
Income tax (benefit) expense	(861)	2,009
Interest expense	6,989	3,486
Gain on interest rate swap derivatives	-	(82)
Other (income) expenses, net	(174)	243
Operating Income	3,115	8,414
Depreciation and amortization and accretion
of asset retirement obligations	11,925	11,902
Restructuring charges	2,207	633
Indirect operating costs	8,597	9,153
Corporate general and administrative costs, including equity-based compensation	11,880	7,365
Contribution Margin	$37,724	$37,467

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, equity-based compensation, amortization of actuarial gains or losses, employee separation charges, restructuring charges and gain on interest rate swap derivatives. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to operating revenues.

Adjusted EBITDA is a non-GAAP financial performance measure.  It should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP.  Management believes that Adjusted EBITDA is a standard measure of operating performance and liquidity that is commonly reported in the telecommunications and high speed data transport industry and provides relevant and useful information to investors for comparing performance period to period and for comparing financial performance of similar companies.   Management utilizes Adjusted EBITDA internally to assess business performance, the ability to meet future capital expenditure and working capital requirements, to incur indebtedness if necessary, and to fund continued growth.  Management also uses Adjusted EBITDA for budget planning purposes and as factors in the Company’s employee compensation programs.

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

Noncontrolling Interests in Earnings of Subsidiaries

We have a partnership through our RLECs with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Operating revenues increased $0.3 million, or 0.6%, from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily due to increases in data revenues of $1.8 million, partially offset by decreases in RLEC access revenues of $0.1 million and a decrease in R&SB revenues of $1.4 million.  For the three months ended March 31, 2016, data revenues represented 58.3% of our total revenue, compared to 55.0% for the prior year comparative period.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $5.3 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to a $4.3 million increase in non-cash compensation, a $1.6 million increase in restructuring charges, partially offset by a decrease in cost of revenue of $0.2 million, a decrease in other operating expenses of $0.1 million and an increase in revenue of $0.3 million. For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Contribution Margin was relatively stable at $37.7 million and $37.5 million for the three months ended March 31, 2016 and 2015, respectively.

Adjusted EBITDA was $23.1 million and $22.5 million for the three months ended March 31, 2016 and 2015, respectively. Adjusted EBITDA increased due to an increase in gross profit (operating revenues less cost of revenue) of $0.5 million and a decrease in other operating expenses of $0.1 million.

Net (loss) income attributable to Lumos Networks decreased  $5.6 million from the three months ended March 31, 2015 to the three months ended March 31, 2016.  Reflected in these results was the $5.3 million decrease in operating income and an increase in interest expense of $3.5 million, partially offset by lower income taxes.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Dollars in thousands	2016	2015	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$12,001	$11,027	$974	8.8%
Transport	9,099	10,473	(1,374)	(13.1)%
FTTC	8,529	6,267	2,262	36.1%
Total Data	29,629	27,767	1,862	6.7%
R&SB:
Legacy voice	10,414	11,713	(1,299)	(11.1)%
IP services	4,184	4,201	(17)	(0.4)%
CLEC access	1,230	1,351	(121)	(9.0)%
Total R&SB	15,828	17,265	(1,437)	(8.3)%
RLEC access	5,337	5,463	(126)	(2.3)%
Total operating revenues	$50,794	$50,495	$299	0.6%

•

Data.  Data revenues for the three months ended March 31, 2016 increased $1.9 million, or 6.7%, over the comparative period in 2015. The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC site services and growth in enterprise data revenues, partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues increased 8.8% for the three months ended March 31, 2016,  as compared to the respective period in 2015.  We were connected to 1,812 on-net buildings as of March 31, 2016, as compared to 1,530 as of March 31, 2015.  Metro Ethernet and dedicated Internet were the primary contributors to revenue growth in this segment, which growth was partially attributable to increased installation of services sold through our carrier end user distribution channel. Growth in these product lines was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport – The 13.1% decrease in transport revenue for the three months ended March 31, 2016,  as compared to the respective period in 2015, was primarily attributable to continued network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our FTTC contracts grew 36.1% for the three months ended March 31, 2016, as compared to the respective period in 2015.  This growth is attributable to an approximate 38.0% increase in our fiber connections to wireless cell sites, from 907 at March 31, 2015 to 1,252 at March 31, 2016 and the addition of second tenants to existing connected cell towers.  Our ratio of FTTC tenants per tower was 1.27 at March 31, 2016.

•

R&SB.   Revenue from residential and small business products declined 8.3%  for the three months  ended March 31, 2016, as compared to the respective period in 2015.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).  As of March 31, 2016, we operated approximately 25,079 RLEC telephone access lines and 71,547 competitive voice lines, compared to approximately 26,746 and 81,456 as of March 31, 2015, respectively.  This represents a 6.2% year-over-year decline in RLEC telephone access lines and a 12.2% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 6.7% over the last twelve months from 5,472 at March 31, 2015 to 5,840 at March 31, 2016.

•

RLEC Access.  The 2.3%  decrease in RLEC access revenues from the three months ended March 31, 2015 to the three months ended March 31, 2016 is the result of changes in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and the decrease in RLEC telephone access lines and intrastate access rate reductions mandated by regulatory reform.

OPERATING EXPENSES

The following table identifies our operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Dollars in thousands	2016	2015	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$10,212	$10,453	$(241)	(2.3)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,335	19,093	4,242	22.2%
Depreciation and amortization	11,891	11,868	23	0.2%
Accretion of asset retirement obligations	34	34	-	-%
Restructuring charges	2,207	633	1,574	N/M
Total operating expenses	$47,679	$42,081	$5,598	13.3%

N/M – not meaningful

Cost of Revenue, exclusive of Depreciation and Amortization.  Cost of revenue decreased $0.2 million, or 2.3%, for the three months ended March 31, 2016 as compared to the same period in the prior year, which is primarily attributable to the overall decrease in voice access lines and cost savings from network grooming activities, partially offset by increases in carrier access and colocation costs as we expand and enhance our fiber network.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $4.2 million, or 22.2%, for the three months ended March 31, 2016 as compared to the same period in the prior year primarily as a result of a $4.3 million increase in equity-based compensation due to an annual employee bonus paid in the form of immediately vested shares of our common stock and increases in operating taxes and repairs and maintenance costs, partially offset by a $0.7 million decrease in salaries, wages and benefits primarily due to an employee reduction-in-force completed in January 2016 (see related restructuring charges discussed below).

Depreciation and Amortization.  Depreciation and amortization remained relatively stable for the three months ended March 31, 2016 as compared to the same period in the prior year. This was due to a  $1.5 million increase in depreciation costs offset by a decrease in amortization expense of $1.5 million.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to run off of amortization for customer intangible assets under an accelerated amortization method based on these assets’ estimated patterns of benefit.

Restructuring Charges.  We incurred $2.2 million in restructuring charges for the three months ended March 31, 2016, which consisted of separation benefits associated with an employee reduction-in-force  that commenced in January 2016 (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(6,989)	$(3,486)	$(3,503)	100.5%
Gain on interest rate swap derivatives	-	82	(82)	(100.0)%
Other income, net	174	(243)	417	(171.6)%
Total other expenses, net	$(6,815)	$(3,647)	$(3,168)	86.9%
Income tax (benefit) expense	$(861)	$2,009	$(2,870)	(142.9)%

Interest Expense.  Interest expense for the three months ended March 31, 2016 and 2015 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs and, applicable to the three months ended March 31, 2016, interest incurred on the 8% Notes, as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense is primarily attributable to the interest on the 8% Notes, partially offset by higher interest capitalization due to increased long-term network construction projects and changes in bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Income (Expenses).  Other income (expenses) primarily consists of interest income earned on marketable securities for the three month period ended March 31, 2016.

Income Tax (Benefit) Expense.  Income tax (benefit) expense for the three months ended March 31, 2016 and 2015 was ($0.9) million and $2.0 million, respectively, which represents the federal statutory tax rate applied to pre-tax (loss) income and the effects of state income taxes and certain non-deductible charges for each period. Our effective tax rate was 23.2% and 42.1% for the three month periods ended March 31, 2016 and 2015, respectively. Our recurring non-deductible expenses relate primarily to the 8% Notes issued in August 2015, which are subject to the AHYDO interest limitation. Our other recurring non-deductible expenses relate primarily to non-cash equity-based compensation.  The decrease in income tax expense was primarily due to the change in income (loss) before taxes and the effect of permanent book and tax differences.

Liquidity and Capital Resources

For the three months ended March 31, 2016 and 2015, our cash flows from operations totaled approximately $12.4 million and $17.1 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network, to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of March 31, 2016, we had $568.8 million in aggregate long-term liabilities, consisting of $461.6 million in long-term debt, net of $33.2 million in debt discounts and deferred issuance costs, and $107.2 million in other long-term liabilities, inclusive of deferred income tax liabilities of $88.4 million, pension and other postretirement obligations of $16.8 million and other long-term liabilities of $2.0 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of March 31, 2016.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00.

Under the Credit Agreement, certain of our subsidiaries are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of March 31, 2016, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at March 31, 2016
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.86	Not more than 4.75
Minimum interest coverage ratio	6.74	Not less than 3.25

On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”) and amended certain terms of the Credit Facility (the “Amended Credit Facility”).  We are using the net proceeds from Term Loan C to fund capital expenditures for customer builds related to new FTTC site contracts.    Term Loan C will mature in 2019 with quarterly payments of 1% per annum.  The Amended Credit Facility sets a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.

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

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years, an obligation for certain software licenses and an IRU network capacity arrangement that are included in capital lease obligations as a component of current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2016.  As of March 31, 2016, the combined total net present value of our future minimum lease payments was $10.4 million.

The following table presents a summary of our cash flow activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$12,378	$17,100
Net cash provided by (used in) investing activities	14,387	(40,398)
Net cash (used in) provided by financing activities	(2,387)	21,812
Increase (decrease) in cash and cash equivalents	$24,378	$(1,486)

Operating.  The decrease in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and cash collections from customers.

Investing.  The increase in cash provided by investing activities is primarily due to an increase in proceeds from sale or maturity of marketable securities of $32.9 million, a decrease in purchases of marketable securities of $16.1 million capital expenditures, a decrease of purchases of property plant and equipment of $7.2 million, and a decrease in broadband network stimulus grant work of $0.6 million, partially offset by a decrease in cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $2.1 million.  Capital expenditures for the three months ended March 31, 2016 were comprised of (i) $21.7 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $1.9 million for network maintenance, (iii) $0.6 million for information technology and facility related projects, and less (iv) $2.2 million for decreases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2016 to be approximately $85 million to $95 million,  with approximately $22 million of these expenditures to be spent on network expansion projects, including the completion of our approximate 822 route-mile expansion between Richmond, VA and Norfolk, VA. The remaining planned capital expenditures will be used for enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, FTTC deployments and other wholesale revenue opportunities with attractive return on investment profiles. Our fiber optic network consists of approximately 8,700 route miles.  Approximately 43% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 57% of our network under IRU network capacity agreements.  During 2016, we expect to continue to allocate a portion of our capital resources to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.  The net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of common stock repurchased for a total of $2.3 million to cover tax withholding obligations on vestings of employee shares.

As of March 31, 2016, we had approximately $37.6 million in cash and cash equivalents and approximately $52.4 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  As of March 31, 2016, we had working capital (current assets minus current liabilities) of approximately $65.5 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However, if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

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

In April 2016, the FASB issued ASU 2016-09,  Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions.   Among other things,  ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for statutory tax rate withholding. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The transition method required by ASU 2016-09 varies by amendment. We are still evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and disclosures.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: rapid development and intense competition in the telecommunications and high speed data transport industry; our ability to offset expected revenue declines in legacy voice and access products related to the recent regulatory actions, wireless substitution, technology changes and other factors; our ability to effectively allocate capital and implement  our network expansion plans in a timely manner; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility and 8% Notes; our cash and capital requirements; declining prices for our services; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other SEC filings, including our Annual Report filed on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable-rate debt obligations.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of March 31, 2016, $348.4 million was outstanding under our Credit Facility.  As of March 31, 2016, we had a leverage ratio of 3.86:1.00 and an interest coverage ratio 6.74:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt obligations in the form of unsecured notes and capital leases totaling $150.0 million and $10.4 million, respectively, as of March 31, 2016.

At March 31, 2016, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $37.6 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $52.4 million, substantially all of which are fixed income securities with maturities less than two years.  Other non-current securities and investments totaled $1.2 million at March 31, 2016.

As of March 31, 2016, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at March 31, 2016, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$344,072	$292,733	$302,072	$283,763
8% Notes due 2022	121,129	132,494	139,526	125,890
Capital lease obligations	10,419	10,419	10,797	10,051

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business, including litigation involving disputes relating to billings by us to other carriers for access to our network.  While the results of litigation and disputes are inherently unpredictable, we do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows (see Note 14, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements).

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 16) in our Annual Report on Form 10-K for the year ended December 31, 2015,  which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended March 31, 2016, the Company repurchased 188,328 shares of Company stock in connection with the vesting of certain restricted stock grants and an annual employee bonus paid in the form of immediately vested shares issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended March 31, 2016 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	11,615	$10.69	N/A	N/A
February 1, 2016 - February 29, 2016	-	$-	N/A	N/A
March 1, 2016 - March 31, 2016	176,713	$12.36	N/A	N/A
	188,328	$12.26	N/A

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

Date: May 5, 2016

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)