Form 10-Q
period 2016-06-30
Lumos Networks Corp.
filed 2016-08-03
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

There were 23,463,661 shares of the registrant’s common stock outstanding as of the close of business on July 29, 2016.

LUMOS NETWORKS CORP.
2016 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$48,984	$13,267
Marketable securities	32,318	88,811
Accounts receivable, net of allowance of $1,135 ($1,235 in 2015)	21,574	20,796
Other receivables	408	852
Income tax receivable	376	568
Prepaid expenses and other	6,061	7,215
Total Current Assets	109,721	131,509

Securities and Investments	1,308	1,180

Property, Plant and Equipment
Land and buildings	23,391	23,019
Network plant and equipment	697,555	624,360
Furniture, fixtures and other equipment	49,826	48,266
Total in service	770,772	695,645
Under construction	27,312	51,663

	798,084	747,308
Less accumulated depreciation and amortization	271,083	248,364

Total Property, Plant and Equipment, net	527,001	498,944

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $96,180 ($94,892 in 2015)	9,790	11,078
Deferred charges and other assets	6,899	2,364
Total Other Assets	116,986	113,739

Total Assets	$755,016	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$11,071	$10,400
Accounts payable	12,625	14,182
Advance billings and customer deposits	14,146	13,849
Accrued compensation	2,444	1,191
Accrued operating taxes	5,183	3,907
Other accrued liabilities	5,416	4,974
Total Current Liabilities	50,885	48,503

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	459,357	456,300
Retirement benefits	16,572	17,029
Deferred income taxes, net	89,918	89,193
Other long-term liabilities	2,097	2,016
Total Long-term Liabilities	567,944	564,538

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 23,501 shares issued and 23,450 shares outstanding (23,005 shares issued and 22,992 shares outstanding in 2015)	235	230
Additional paid-in capital	177,162	171,746
Treasury stock, 51 shares at cost (13 shares in 2015)	(544)	(103)
Accumulated deficit	(30,191)	(28,541)
Accumulated other comprehensive loss, net of tax	(11,505)	(11,940)
Total Lumos Networks Corp. Stockholders' Equity	135,157	131,392
Noncontrolling Interests	1,030	939

Total Equity	136,187	132,331

Total Liabilities and Equity	$755,016	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Operating Revenues	$52,448	$50,953	$103,242	$101,448

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	10,079	10,683	20,291	21,136
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,216	19,498	43,551	38,591
Depreciation and amortization	12,398	11,441	24,289	23,309
Accretion of asset retirement obligations	34	38	68	72
Restructuring charges	-	4	2,207	637
Total Operating Expenses	42,727	41,664	90,406	83,745
Operating Income	9,721	9,289	12,836	17,703

Other Income (Expenses)
Interest expense	(7,012)	(3,719)	(14,001)	(7,205)
Gain on interest rate swap derivatives	-	165	-	247
Other income (expenses), net	98	96	272	(147)
Total Other Expenses, net	(6,914)	(3,458)	(13,729)	(7,105)
Income (Loss) Before Income Taxes	2,807	5,831	(893)	10,598

Income Tax Expense	1,527	2,438	666	4,447

Net Income (Loss)	1,280	3,393	(1,559)	6,151

Net Income Attributable to Noncontrolling Interests	(36)	(44)	(91)	(78)

Net Income (Loss) Attributable to Lumos Networks Corp.	$1,244	$3,349	$(1,650)	$6,073

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders:

Basic earnings (loss) per share	$0.05	$0.15	$(0.07)	$0.27
Diluted earnings (loss) per share	$0.05	$0.14	$(0.07)	$0.26

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss)	$1,280	$3,393	$(1,559)	$6,151

Other Comprehensive Income (Loss):
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income (loss) (see Note 2)	337	338	675	675
Unrealized holding (loss) gain on available-for-sale marketable securities	(3)	(2)	38	11
Income Taxes	(130)	(130)	(278)	(267)

Other Comprehensive Income, Net of Tax	204	206	435	419

Total Comprehensive Income (Loss)	1,484	3,599	(1,124)	6,570

Less: Comprehensive Income Attributable to Noncontrolling Interests	(36)	(44)	(91)	(78)

Comprehensive Income (Loss) Attributable to Lumos Networks Corp.	$1,448	$3,555	$(1,215)	$6,492

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,559)	$6,151
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	23,001	19,961
Amortization	1,288	3,348
Accretion of asset retirement obligations	68	72
Deferred income taxes	447	4,166
Gain on interest rate swap derivatives	-	(247)
Equity-based compensation expense	6,816	2,782
Amortization of debt discounts and issuance costs	2,212	822
Retirement benefits, net of cash contributions and distributions	218	(142)
Other	877	332
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(755)	1,185
Increase in other assets	(3,880)	(2,329)
Changes in income taxes	99	(24)
Increase (decrease) in accounts payable	585	(2,071)
Increase in other current liabilities	3,264	988
Net Cash Provided by Operating Activities	32,681	34,994

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(45,191)	(55,349)
Broadband network expansion funded by stimulus grant	-	(2,082)
Purchases of available-for-sale marketable securities	(18,344)	(23,356)
Proceeds from sale or maturity of available-for-sale marketable securities	74,764	18,045
Change in restricted cash	-	1,574
Cash reimbursement received from broadband stimulus grant	-	1,574
Net Cash Provided by (Used in) Investing Activities	11,229	(59,594)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	-	28,000
Payment of financing costs	-	(861)
Principal payments on senior secured term loans	(4,015)	(3,945)
Cash dividends paid on common stock	-	(3,152)
Principal payments under capital lease obligations	(2,397)	(2,317)
Proceeds from stock option exercises and employee stock purchase plan	530	543
Repurchases of common stock to settle tax withholding obligations on employee stock awards	(2,311)	(361)
Other	-	(247)
Net Cash (Used in) Provided by Financing Activities	(8,193)	17,660
Increase (decrease) in cash and cash equivalents	35,717	(6,940)
Cash and Cash Equivalents:
Beginning of Period	13,267	14,140

End of Period	$48,984	$7,200

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and three and six months ended June 30, 2015 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain presentation changes have been made within the operating expense line items on the condensed consolidated statements of operations and prior period amounts have been reclassified in order to conform to the current year presentation. Specifically, the previously reported line item “network access costs” has been removed and the new line item “cost of revenue” has been added along with the necessary operating expense reclassifications. These reclassifications were not the result of an error and have no effect on previously reported operating income, net income or earnings per share.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at June 30, 2016 and December 31, 2015 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of June 30, 2016 and December 31, 2015.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires advance payment for certain services.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative in the condensed consolidated statements of operations.  Bad debt expense for each of the three months ended June 30, 2016 and 2015 was $0.1 million and bad debt expense for each of the six months ended June 30, 2016 and 2015 was $0.2 million.  The Company’s allowance for doubtful accounts and customer credits was $1.1 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts and customer credits from December 31, 2015 to June 30, 2016:

		Additions
(In thousands)	December 31, 2015	Charged to Expense	Charged to Other Accounts	Deductions	June 30, 2016
Allowance for doubtful accounts and customer credits	$1,235	$242	$(136)	$(206)	$1,135

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

The Company believes that no impairment indicators exist as of June 30, 2016 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At June 30, 2016 and December 31, 2015, other intangibles were comprised of the following:

		June 30, 2016		December 31, 2015
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(94,257)	$103,108	$(93,051)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,923)	2,862	(1,841)
Total		$105,970	$(96,180)	$105,970	$(94,892)

Included in the above amounts are indefinite-lived intangible assets of $0.3 million, which are not subject to amortization. The Company amortizes its finite-lived intangible assets using the straight-line method unless it determines that another systematic method is more appropriate.  The amortization for certain customer relationship intangibles is being recognized using an accelerated amortization method based on the pattern of estimated earnings from these assets.

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2016.  Amortization expense for the three months ended June 30, 2016 and 2015 was $0.6 million and $1.2 million, respectively, and amortization for the six months ended June 30, 2016 and 2015 was $1.3 million and $3.3 million, respectively.

Amortization expense for the remainder of 2016 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2016	$1,206	$81	$1,287
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194
2021	1,112	1	1,113

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the six months ended June 30, 2016.

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

For the three and six months ended June 30, 2016 and 2015, the components of the Company’s net periodic benefit cost (income) for the Pension Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$-	$-	$-	$-
Interest cost	674	666	1,348	1,332
Expected return on plan assets	(884)	(1,028)	(1,768)	(2,056)
Amortization of loss	262	248	524	496
Net periodic benefit cost (income)	$52	$(114)	$104	$(228)

Pension Plan assets were valued at $53.7 million and $53.9 million at June 30, 2016 and December 31, 2015, respectively.  No funding contributions were made during the three or six months ended June 30, 2016, and the Company does not expect to make a funding contribution during the remainder of 2016.

The Company also provides life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The Company did not incur any significant costs associated with these plans during the three or six months ended June 30, 2016 or 2015.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended June 30, 2016 and 2015 of $0.1 million, and less than $0.1 million of this expense for each of these periods relates to the amortization of actuarial loss.

Expense for nonqualified pension plans for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.3 million, respectively, and $0.1 million and $0.2 million of this expense for each period, respectively, relates to the amortization of actuarial loss.

The gross amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for each of the three months ended June 30, 2016 and 2015 was $0.3 million and $0.7 million for each of the six months ended June 30, 2016 and 2015,  all of which has been reclassified to selling, general and administrative on the condensed consolidated statements of operations. Income taxes associated with these reclassifications were $0.1 million for each of the three months ended June 30, 2016 and 2015 and $0.3 million for each of the six months ended June 30, 2016 and 2015.

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

Total equity-based compensation expense related to all of the share-based awards, annual employee bonuses paid in the form of immediately vested shares and the Company’s 401(k) matching contributions was $1.3 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at June 30, 2016 are estimated to be $2.4 million for the remainder of 2016, $3.9 million in 2017, $1.9 million in 2018, $0.3 million in 2019, and less than $0.1 million thereafter.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) -  Deferral of the Effective Date, (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  The Company does not expect the future adoption of ASU 2015-02 to have a material impact on its consolidated financial statements and disclosures.

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

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale marketable securities reported at fair value as of June 30, 2016 and December 31, 2015 are summarized below:

(In thousands)	June 30, 2016	December 31, 2015
Cash equivalents:
Money market mutual funds	$6,851	$6,746
Commercial paper	14,039	1,000
Debt securities issued by U.S. Government agencies	1,999	-
Municipal bonds	4,400	-
Corporate debt securities	5,348	1,055
Total cash equivalents	32,637	8,801
Marketable securities:
Commercial paper	8,124	8,684
Debt securities issued by U.S. Government agencies	10,591	35,155
Corporate debt securities	13,603	44,972
Total marketable securities, available-for-sale	32,318	88,811

Total cash equivalents and marketable securities	$64,955	$97,612

At June 30, 2016 and December 31, 2015, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were one year or less as of June 30, 2016.

The Company received total proceeds of $31.7 million and $7.8 million from the sale or maturity of available-for-sale marketable securities during the three months ended June 30, 2016 and 2015, respectively, and $74.8 million and $18.0 million during the six months ended June 30, 2016 and 2015, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains or losses on available-for-sale marketable securities were less than $0.1 million for each of the three and six months ended June 30, 2016 and 2015, respectively.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2016:
Operating revenues	$30,956	16,149	5,343	-	$52,448
Cost of revenue	4,564	5,515	-	-	10,079
Gross profit	26,392	10,634	5,343	-	N/A
Direct operating and selling costs	1,915	1,240	172	-	3,327
Indirect operating costs	6,584	2,304	51	-	8,939
Corporate general and administrative costs	4,067	1,751	509	1,623	7,950
Adjusted EBITDA(1),(2)	13,826	5,339	4,611	-	N/A
Capital expenditures	20,792	2,201	-	192	23,185

For the six months ended June 30, 2016:
Operating revenues	$60,585	31,977	10,680	-	$103,242
Cost of revenue	9,132	11,159	-	-	20,291
Gross profit	51,453	20,818	10,680	-	N/A
Direct operating and selling costs	3,586	2,282	317	-	6,185
Indirect operating costs	12,753	4,677	106	-	17,536
Corporate general and administrative costs	7,974	3,371	994	7,491	19,830
Adjusted EBITDA(1),(2)	27,140	10,488	9,263	-	N/A
Capital expenditures	42,182	4,423	-	(1,414)	45,191

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2015:
Operating revenues	$28,089	17,010	5,854	-	$50,953
Cost of revenue	4,357	6,326	-	-	10,683
Gross profit	23,732	10,684	5,854	-	N/A
Direct operating and selling costs	1,605	1,174	170	-	2,949
Indirect operating costs	6,318	2,331	57	-	8,706
Corporate general and administrative costs	3,651	1,779	518	1,895	7,843
Adjusted EBITDA(1),(2)	12,158	5,400	5,109	-	N/A
Capital expenditures	23,294	3,263	-	(432)	26,125

For the six months ended June 30, 2015:
Operating revenues	$55,856	34,275	11,317	-	$101,448
Cost of revenue	8,299	12,837	-	-	21,136
Gross profit	47,557	21,438	11,317	-	N/A
Direct operating and selling costs	2,984	2,206	334	-	5,524
Indirect operating costs	12,773	4,974	112	-	17,859
Corporate general and administrative costs	7,336	3,456	959	3,457	15,208
Adjusted EBITDA(1),(2)	24,464	10,802	9,912	-	N/A
Capital expenditures	46,637	5,386	-	3,326	55,349

(1)     Adjusted EBITDA is used by the Company’s CODMs to evaluate performance. Adjusted EBITDA, as defined by the Company, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, acquisition-related charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives.

(2)In the first quarter of 2016, the Company refined its methodology for allocating certain operating costs to the segments, resulting in immaterial changes to previously reported segment Adjusted EBITDA amounts for the three and six months ended June 30, 2015.

N/A – Not Applicable (as totals are not presented in the consolidated statements of operations)

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

The following table provides a reconciliation of the total of our reportable segments measure of profit to our consolidated income (loss) before income taxes for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Data Adjusted EBITDA	$13,826	$12,158	$27,140	$24,464
R&SB Adjusted EBITDA	5,339	5,400	10,488	10,802
RLEC Access Adjusted EBITDA	4,611	5,109	9,263	9,912
Total reportable segments measure of profit	23,776	22,667	46,891	45,178
Interest expense	(7,012)	(3,719)	(14,001)	(7,205)
Gain on interest rate swap derivatives	-	165	-	247
Other income (expense), net	98	96	272	(147)
Depreciation and amortization and accretion of asset retirement obligations	(12,432)	(11,479)	(24,357)	(23,381)
Amortization of actuarial losses	(337)	(338)	(675)	(675)
Equity-based compensation	(1,286)	(1,557)	(6,816)	(2,782)
Restructuring charges	-	(4)	(2,207)	(637)
Income (loss) before income taxes	$2,807	$5,831	$(893)	$10,598

The Company does not currently have any single customer that individually accounted for more than 10% of the Company’s total operating revenues. The Company’s five largest carrier customers, in the aggregate, accounted for 32% of  the Company’s total operating revenues for each of the three and six months ended June 30, 2016, and 31% of the Company’s total operating revenues for each of the three and six months ended June 30, 2015. Revenues from these carrier customers were derived primarily from network access, data transport and FTTC services.

Note 5.  Long-Term Debt

As of June 30, 2016 and December 31, 2015, the Company’s outstanding long-term debt consisted of the following:

	June 30, 2016		December 31, 2015
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$344,400	$3,985	$348,415	$4,705
8% Notes due 2022	150,000	28,114	150,000	29,607
Capital lease obligations	8,127	-	2,597	-
Long-term debt	502,527	32,099	501,012	34,312
Less: Current portion of long-term debt	11,071	-	10,400	-
Long-term debt, excluding current portion	$491,456	$32,099	$490,612	$34,312

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan, which was added through an amendment to the Credit Facility dated January 2, 2015, (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  The Company used the net proceeds from Term Loan C to fund new FTTC projects. As of June 30, 2016, no borrowings were outstanding under the Revolver.

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

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At June 30, 2016, the Company’s leverage ratio was 3.75:1.00 and its interest coverage ratio was 7.03:1.00.  The Company was in compliance with its debt covenants as of June 30, 2016.

The Company’s effective interest rate on its Credit Facility for the six months ended June 30, 2016 was 4.10%.

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

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are included as a reduction of long-term debt in the condensed consolidated balance sheets in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs was  $1.1 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively,  and $2.2 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

The Company’s effective interest rate on the 8% Notes for the six months ended June 30, 2016 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

CoBank Patronage Credits

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of operations as an offset to interest expense.  The Patronage credits were $0.3 million for each of the three months ended June 30, 2016 and 2015, respectively, and $0.5 and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $4.0 million in the remainder of 2016, $13.0 million in 2017, $70.9 million in 2018 and $256.5 million in 2019. The Revolver under the Credit Facility, under which no borrowings are outstanding as of June 30, 2016, matures in full in 2018. The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  The Company also has a  financing arrangement classified as a capital lease related to an indefeasible right of use (“IRU”), which was entered into in January 2016.  The IRU network capacity arrangement extends through 2035 with payments due monthly. During the second quarter of 2016, the Company fully satisfied a capital lease obligation related to a software licensing agreement entered into during 2013.  As of June 30, 2016, the combined total net present value of the Company’s future minimum lease payments is $8.1 million and the principal portion of these capital lease obligations is due as follows:  $0.3 million in the remainder of 2016, $0.5 million in 2017, $0.4 million in 2018, $0.4 million in 2019, $0.4 million in 2020 and $6.1 million thereafter.

The historical cost and accumulated amortization for each of the related assets associated with the capital leases is as follows as of June 30, 2016:

	June 30, 2016
(In thousands)	Historical Cost	Accumulated Amortization
Vehicles	$2,723	$(1,569)
Network capacity IRU	8,871	(222)
Total	$11,594	$(1,791)

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash payments for:
Interest (net of amounts capitalized)	$11,324	$6,093
Income taxes	114	265
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	5,607	6,114
Obligations incurred under capital leases	7,936	-

Cash payments for interest for the six months ended June 30, 2016 in the table above are each net of $0.8 million of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.7 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, the Credit Facility (including the current portion) and the 8% Notes as of June 30, 2016 and December 31, 2015.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at June 30, 2016 and December 31, 2015.  Marketable securities are recorded in the condensed consolidated balance sheets at fair value (see Note 3).

The following tables present the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,851	$-	$-	$6,851
Commercial paper	-	14,039	-	14,039
Debt securities issued by U.S. Government agencies	-	1,999	-	1,999
Municipal bonds	-	4,400	-	4,400
Corporate debt securities	-	5,348	-	5,348
Total cash equivalents	6,851	25,786	-	32,637
Marketable securities:
Commercial paper	-	8,124	-	8,124
Debt securities issued by U.S. Government agencies	-	10,591	-	10,591
Corporate debt securities	-	13,603	-	13,603
Total marketable securities	-	32,318	-	32,318
Total financial assets	$6,851	$58,104	$-	$64,955

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,746	$-	$-	$6,746
Commercial paper	-	1,000	-	1,000
Corporate debt securities	-	1,055	-	1,055
Total cash equivalents	6,746	2,055	-	8,801
Marketable securities:
Commercial paper	-	8,684	-	8,684
Debt securities issued by U.S. Government agencies	-	35,155	-	35,155
Corporate debt securities	-	44,972	-	44,972
Total marketable securities	-	88,811	-	88,811
Total financial assets	$6,746	$90,866	$-	$97,612

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

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$340,415	$289,616	$343,710	$298,400
8% Notes Due 2022	121,886	132,972	120,393	132,028
Capital Lease Obligations	8,127	8,127	2,597	2,597

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.3 million as of June 30, 2016 and December 31, 2015, of which $1.2 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2016:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	23,005	13	$230	$171,746	$(103)	$(28,541)	$(11,940)	$131,392	$939	$132,331
Net loss attributable to
Lumos Networks Corp.	-	-	-	-	-	(1,650)	-	(1,650)	-	(1,650)
Other comprehensive income,
net of tax	-	-	-	-	-	-	435	435	-	435
Equity-based compensation expense	-	-	-	6,475	-	-	-	6,475	-	6,475
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits
and settlement of tax withholding
obligations on vesting of shares)	494	20	5	(1,088)	(618)	-	-	(1,701)	-	(1,701)
Stock option exercises	2	18	-	29	177	-	-	206	-	206
Net income attributable to
noncontrolling interests	-	-	-	-	-	-	-	-	91	91
Balance, June 30, 2016	23,501	51	$235	$177,162	$(544)	$(30,191)	$(11,505)	$135,157	$1,030	$136,187

Note 9.  Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to Lumos Networks Corp. applicable to common shares by the weighted average number of common shares outstanding during the period.  The impact on earnings (loss) per share of nonvested restricted shares outstanding that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares is included in the computation of basic earnings per share pursuant to the two-class method.  The Company issues restricted shares from time to time with vesting terms that are based on achievement of certain stock price performance conditions.  These nonvested restricted shares are excluded from the computation of basic and diluted weighted average shares until the period in which the applicable performance or market conditions are attained.  The Company uses the treasury stock method to determine the number of potentially dilutive common shares from stock options and nonvested restricted shares during the period.  The computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 are detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Lumos Networks Corp.	$1,244	$3,349	$(1,650)	$6,073
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(41)	(117)	-	(191)
Numerator for basic and diluted earnings (loss) per common share	1,203	3,232	(1,650)	5,882

Denominator:
Weighted average basic shares outstanding	23,341	22,824	23,218	22,712
Less: weighted average participating securities and nonvested performance-based restricted shares	(769)	(818)	(782)	(733)
Denominator for basic earnings (loss) per common share	22,572	22,006	22,436	21,979
Plus: potentially dilutive restricted shares and stock options	180	320	-	380
Denominator for diluted earnings (loss) per common share	22,752	22,326	22,436	22,359

Basic earnings (loss) per share	$0.05	$0.15	$(0.07)	$0.27

Diluted earnings (loss) per share	$0.05	$0.14	$(0.07)	$0.26

For the three months ended June 30, 2016 and 2015, the denominator for diluted earnings per share excludes 952,374 and 828,829 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.    For the six months ended June 30, 2016, the denominator for diluted loss per common share is equivalent to the denominator for basic loss per common share because the addition of stock options and unvested restricted stock (1,208,383 and 331,027, respectively) would be antidilutive for the period. For the six months ended June 30, 2015, the denominator for diluted earnings per common share excludes 718,421 shares related to stock options and nonvested restricted stock which would be antidilutive for the period.    The earnings (loss) per share calculations for the three and six months ended June 30, 2016 also exclude the 5,500,000 outstanding stock warrants described in Note 10 as they would be antidilutive for each period.

Note 10.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of June 30, 2016, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000 and 880,064 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued no stock options and 289,304 shares of restricted stock under the Equity and Cash Incentive Plan during the six months ended June 30, 2016.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

A summary of the activity and status of the Company’s stock options for the six months ended June 30, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	2,182	$12.57
Granted during the period	-	-
Exercised during the period	(20)	10.52
Forfeited during the period	(33)	14.04
Expired during the period	(242)	13.66
Stock options outstanding at June 30, 2016	1,887	$12.43	5.4 years	$2,374

Stock options exercisable at June 30, 2016	1,421	$12.22	4.9 years	$1,884
Total stock options outstanding, vested and expected to vest at June 30, 2016	1,855	$12.44		$2,320

The total fair value of options that vested during the six months ended June 30, 2016 was $0.5 million. As of June 30, 2016, there was $1.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0  years.

A summary of the activity and status of the Company’s restricted stock for the six months ended June 30, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2015	861	$14.37
Granted during the period	289	12.01
Vested during the period	(215)	11.92
Forfeited during the period	(72)	16.82
Restricted stock outstanding at June 30, 2016	863	$13.98

As of June 30, 2016, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Warrants

A summary of the activity and status of the Company’s stock warrants for the six months ended June 30, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2015	5,500	$13.99
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at June 30, 2016	5,500	$13.99

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

Note 11.  Income Taxes

Income tax expense for the three months ended June 30, 2016 and 2015 was $1.5 million and $2.4 million, respectively,  which represents the federal statutory tax rate applied to pre-tax income (loss) and the effects of state income taxes and certain non-deductible charges for each period.  Income tax expense for the six months ended June 30, 2016 and 2015 was $0.7 million and $4.4 million, respectively. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and, applicable to the three and six months ended June 30, 2016, non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.

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

Note 12.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $1.2 million for each of the three months ended June 30, 2016 and 2015,  and $2.4 million for each of the six months ended June 30, 2016 and 2015 which is presented in the Company’s data segment revenues.  The Company had accounts receivable from ValleyNet of $0.4 million at both June 30, 2016 and December 31, 2015.  The Company also leases and resells capacity from ValleyNet.  The total lease expense was $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Note 13. Restructuring Charges

In January 2016, the Company commenced a reduction-in-force and incurred employee severance and termination benefits of $0.0 million and $2.2 million for the three and six months ended June 30, 2016, respectively. The Company does not expect to incur additional costs associated with these restructuring activities in future periods.

 The following table provides a break-down of these costs by business segment for the six months ended June 30, 2016:

(In thousands)	Data	R&SB	RLEC Access	Total
Employee severance and termination benefits	$1,605	$497	$105	$2,207
Total restructuring charges	$1,605	$497	$105	$2,207

A liability for restructuring charges in the amount of $1.1 million is included in the Company’s condensed consolidated balance sheet as of June 30, 2016, related to employee termination costs accrued but not yet paid. Below is a summary of the restructuring liability balance as of June 30, 2016:

(In thousands)	Employee Severance and Termination Benefits	Total
Beginning balance at December 31, 2015	$-	$-
Additions	2,207	2,207
Payments	(1,132)	(1,132)
Ending balance at June 30, 2016	$1,075	$1,075

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

The Company has purchase commitments relating to capital projects totaling $5.6 million as of June 30, 2016, which are expected to be satisfied during the remainder of 2016.

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

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 8,980 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) leverage our fiber network to expand to new fiber to the cell opportunities; (ii) monetize our approximately 8,980 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic;  (iii) use our “expansion” and "edge-out” strategies to expand into new markets and markets adjacent to our existing footprint to increase our addressable market size and better serve our customers; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving the network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measure performance and allocate resources.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 59.0% and 55.1% of our total revenue for the three months ended June 30, 2016 and 2015, respectively.  Revenue for our data segment increased 8.5%  for the six months ended June 30, 2016, as compared to the respective period in 2015.  This segment, which includes our enterprise data, transport and FTTC product groups, represents the main growth opportunity and is the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, state and local government agencies, financial institutions and educational institutions.  Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out strategies in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

The 8.5% year-over-year growth in our data segment revenues for 2016 was achieved primarily through new long-term FTTC contracts with wireless carriers deploying long-term evolution (“LTE”) services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers. This is reflected by the addition of 319 FTTC sites and 348 lit buildings over the twelve-month period ended June 30, 2016.   Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying LTE data services, selling into our expansion and edge out markets (with an emphasis on targeting large local enterprise customers in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.  As of June 30, 2016, we had 1,295 cell towers and 1,922 buildings connected to our fiber network, including 36 data centers.  Our FTTC revenue increased $2.4 million, or 35.8%, for the three months ended June 30, 2016 and increased $4.7 million, or 36.0%, for the six months ended June 30, 2016 as compared to the same periods in 2015 as a result of the growth in connected towers as well as the addition of second tenants and bandwidth upgrades on existing towers.  Revenues from our enterprise data products increased 14.0% for the three months ended June 30, 2016 and increased 11.4% for the six months ended June 30, 2016 as compared to the respective periods in 2015. Growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to implement our data growth strategy, which includes monetizing our newly expanded fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will be more than offset by revenues from carrier Ethernet products, long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 30.8% and 33.4% of revenue for the three months ended June 30, 2016 and 2015, respectively, and 31.0% and 33.8% for the respective six-month periods.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined approximately 6.7% for the first six months of 2016 as compared to 2015 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 10.2% and 10.3% of our revenues for the three and six months ended June 30, 2016,  respectively,  as compared to approximately 11.5% and 11.2% for the respective periods in 2015. This decline is attributable to voice line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $5.1 million and $5.6 million for the three months ended June 30, 2016 and 2015, respectively, and $10.1 million and $10.7 million for the six months ended June 30, 2016 and 2015, respectively.

Our R&SB and RLEC segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows. Despite declining revenues, we expect cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment. In parallel, we are exploring the possible separation of these assets to enable us to be in a position to monetize them more expediently through a sale or some other transaction, should such an opportunity become available.

Our operating income margins were 18.5% and 18.2% for the three months ended June 30, 2016 and 2015, respectively, and 12.4% and 17.5% for the six months ended June 30, 2016 and 2015, respectively. The slight increase in our operating income margins for the three  month period was primarily due to a $1.5 million increase in operating revenues and lower cost of revenues, partially offset by increases in selling, general and administrative expenses and depreciation and amortization.  The decrease in our operating margins for the six month period was primarily due to increased selling, general and administrative expenses and higher restructuring costs as compared to the same period in 2015.  Our Contribution Margin ratios, as defined below, were 74.4% and 73.2% for the three months ended June 30, 2016 and 2015, respectively, and 74.4% and  73.7% for the six months ended June 30, 2016 and 2015, respectively.  Our Adjusted EBITDA margins, as defined below, were 45.3% and 44.5% for the three months ended June 30, 2016 and 2015, respectively, and 45.4% and 44.5% for the respective six month periods.

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

See a reconciliation of Contribution Margin to net income attributable to Lumos Networks Corp., as follows:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss) Attributable to Lumos Networks Corp.	$1,244	$3,349	$(1,650)	$6,073
Net Income Attributable to Noncontrolling Interests	36	44	91	78
Net Income (loss)	1,280	3,393	(1,559)	6,151
Income tax expense	1,527	2,438	666	4,447
Interest expense	7,012	3,719	14,001	7,205
Gain on interest rate swap derivatives	-	(165)	-	(247)
Other (income) expenses, net	(98)	(96)	(272)	147
Operating Income	9,721	9,289	12,836	17,703
Depreciation and amortization and accretion
of asset retirement obligations	12,432	11,479	24,357	23,381
Restructuring charges	-	4	2,207	637
Indirect operating costs	8,939	8,706	17,536	17,859
Corporate general and administrative costs, including equity-based compensation	7,950	7,843	19,830	15,208
Contribution Margin	$39,042	$37,321	$76,766	$74,788

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

The following table provides a reconciliation of net income (loss) attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss) Attributable to Lumos Networks Corp.	$1,244	$3,349	$(1,650)	$6,073
Net Income Attributable to Noncontrolling Interests	36	44	91	78
Net Income (Loss)	1,280	3,393	(1,559)	6,151
Income tax expense	1,527	2,438	666	4,447
Interest expense	7,012	3,719	14,001	7,205
Gain on interest rate swap derivatives	-	(165)	-	(247)
Other (income) expenses, net	(98)	(96)	(272)	147
Operating Income	9,721	9,289	12,836	17,703
Depreciation and amortization and accretion
of asset retirement obligations	12,432	11,479	24,357	23,381
Amortization of actuarial losses	337	338	675	675
Equity-based compensation	1,286	1,557	6,816	2,782
Restructuring charges	-	4	2,207	637
Adjusted EBITDA	$23,776	$22,667	$46,891	$45,178

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

Results of Operations

Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015

Operating revenues increased $1.5 million, or 2.9%, from the three months ended June 30, 2015 to the three months ended June 30, 2016 primarily due to increases in data revenues of $2.9 million, partially offset by decreases in RLEC access revenues of $0.5 million and decreases in R&SB revenues of $0.9 million.  For the three months ended June 30, 2016, data revenues represented 59.0% of our total revenue, compared to 55.1% for the prior year comparative period.  Operating revenues increased $1.8 million, or 1.8% from the six months ended June 30, 2015 to the six months ended June 30, 2016 due to increases in data revenue of $4.7 million, partially offset by decreases in RLEC access revenues of $0.6 million and decreases in R&SB of $2.3 million. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $0.4 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 due to the aforementioned  $1.5 million increase in revenue and a  $0.6 million decrease in cost of revenue, partially offset by a $1.0 million increase in depreciation expense and a $0.7 million increase in selling, general and administrative expenses. Operating income decreased $4.9 million for the six months ended June 30, 2016 compared to the same period in the prior year  primarily as a result of an increase in selling, general and administrative expenses of $5.0 million, an increase in depreciation expense of $1.0 and restructuring costs incurred in the first quarter of 2016, partially offset by an increase in gross profit (operating revenues less cost of revenue) of $2.6 million. For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Net income attributable to Lumos Networks decreased  $2.1 million from the three months ended June 30, 2015 to the three months ended June 30, 2016.  Reflected in these results was an increase in interest expense of $3.3 million, partially offset by a $0.4 million increase in operating income and a decrease in income taxes of $0.9 million.

Net income (loss) attributable to Lumos Networks decreased $7.7 million from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily as a result of the $4.9 million decrease in operating income and an increase in interest expense of $6.8 million, partially offset by a decrease in income taxes of $3.8 million.

Contribution Margin increased $1.7 million and $2.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same period in the prior year due to the revenue increases and cost of revenue decreases discussed above.

Adjusted EBITDA was $23.8 million and $22.7 million for the three months ended June 30, 2016 and 2015,  respectively, and $46.9 million and $45.2 million for the six months ended June 30, 2016 and 2015, respectively. Adjusted EBITDA increased due to the increases in gross profit discussed above.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Dollars in thousands	2016	2015	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$12,878	$11,298	$1,580	14.0%
Transport	8,902	10,036	(1,134)	(11.3)%
FTTC	9,176	6,755	2,421	35.8%
Total Data	30,956	28,089	2,867	10.2%
R&SB:
Legacy voice	10,531	11,529	(998)	(8.7)%
IP services	4,445	4,160	285	6.9%
CLEC access	1,173	1,321	(148)	(11.2)%
Total R&SB	16,149	17,010	(861)	(5.1)%
RLEC access	5,343	5,854	(511)	(8.7)%
Total operating revenues	$52,448	$50,953	$1,495	2.9%

	Six Months Ended June 30,
Dollars in thousands	2016	2015	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$24,879	$22,325	$2,554	11.4%
Transport	18,001	20,509	(2,508)	(12.2)%
FTTC	17,705	13,022	4,683	36.0%
Total Data	60,585	55,856	4,729	8.5%
R&SB:
Legacy voice	20,945	23,242	(2,297)	(9.9)%
IP services	8,629	8,361	268	3.2%
CLEC access	2,403	2,672	(269)	(10.1)%
Total R&SB	31,977	34,275	(2,298)	(6.7)%
RLEC access	10,680	11,317	(637)	(5.6)%
Total operating revenues	$103,242	$101,448	$1,794	1.8%

•

Data.  Data revenues for the three months ended June 30, 2016 increased $2.9 million, or 10.2%, over the comparative period in 2015, and data revenues for the six months ended June 30, 2016 increased $4.7 million, or 8.5%, over the comparative period in 2015.  The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC site services and growth in enterprise data revenues, partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues increased 14.0% and 11.4% for the three and six months ended June 30, 2016,  respectively, as compared to the respective periods in 2015.  We were connected to 1,922 on-net buildings as of June 30, 2016, as compared to 1,574 as of June 30, 2015.  Metro Ethernet and dedicated Internet were the primary contributors to revenue growth in this segment, which growth was partially attributable to increased installation of services sold through our carrier end user distribution channel. Growth in these product lines was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport – The  11.3% and 12.2% decreases in transport revenue for the three and six months ended June 30, 2016,  respectively, as compared to the respective periods in 2015, was primarily attributable to continued network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our FTTC contracts grew 35.8% and 36.0% for the three and six months ended June 30, 2016, respectively, as compared to the respective periods in 2015.  This growth is attributable to an approximate 32.7% increase in our fiber connections to wireless cell sites, from 976 at June 30, 2015 to 1,295 at June 30, 2016 and to a lesser extent the addition of second tenants to existing connected cell towers.  Our ratio of FTTC tenants per tower was 1.30 at June 30, 2016.

•

R&SB.   Revenue from residential and small business products declined 5.1% and 6.7% for the three and six months ended June 30, 2016, respectively, as compared to the respective period in 2015.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).  As of June 30, 2016, we operated approximately 24,814 RLEC telephone access lines and 69,728 competitive voice lines, compared to approximately 26,276 and 79,022 as of June 30, 2015, respectively.  This represents a 5.6% year-over-year decline in RLEC telephone access lines and an 11.8% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was partially offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 5.5% over the last twelve months from 5,516 at June 30, 2015 to 5,817 at June 30, 2016.

•

RLEC Access.  The 8.7% decrease in RLEC access revenues from the three months ended June 30, 2015 to the three months ended June 30, 2016  and the 5.6% decrease in RLEC access revenues from the six months ended June 30, 2015 to the six months ended June 30, 2016 is the result of a decrease in RLEC telephone access lines, the intrastate access rate reductions mandated by regulatory reform and a step-down in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above.

OPERATING EXPENSES

The following table identifies our operating expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Dollars in thousands	2016	2015	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$10,079	$10,683	$(604)	(5.7)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,216	19,498	718	3.7%
Depreciation and amortization	12,398	11,441	957	8.4%
Accretion of asset retirement obligations	34	38	(4)	(10.5)%
Restructuring charges	-	4	(4)	N/M
Total operating expenses	$42,727	$41,664	$1,063	2.6%

	Six Months Ended June 30,
Dollars in thousands	2016	2015	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$20,291	$21,136	$(845)	(4.0)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	43,551	38,591	4,960	12.9%
Depreciation and amortization	24,289	23,309	980	4.2%
Accretion of asset retirement obligations	68	72	(4)	(5.6)%
Restructuring charges	2,207	637	1,570	N/M
Total operating expenses	$90,406	$83,745	$6,661	8.0%

N/M -  Not Meaningful

Cost of Revenue, exclusive of Depreciation and Amortization.  Cost of revenue decreased $0.6 million, or 5.7%, for the three months ended June 30, 2016 and $0.8 million, or 4.0%, for the six months ended June 30, 2016, as compared to the same periods in the prior year, which is primarily attributable to the overall decrease in voice access lines, partially offset by increases in carrier access and colocation costs as we expand and enhance our fiber network.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $0.7 million, or 3.7%, for the three months ended June 30, 2016 as compared to the same period in the prior year primarily as a result of  increases in network maintenance and operating costs of $1.3 million, partially offset by a $1.2 million decrease in salaries, wages and benefits primarily due to an employee reduction-in-force commenced in January 2016 (see related restructuring charges discussed below) and increased capitalized labor. Selling, general and administrative expenses increased $5.0 million, or

12.9%, for the six months ended June 30, 2016 as compared to the same period in the prior year  primarily as a result of a $4.3 million increase in equity-based compensation due to an annual employee bonus paid in the form of immediately vested shares of our common stock and increases in network maintenance and operating costs, partially offset by a $1.2 million decrease in salaries, wages and benefits primarily due to the aforementioned employee reduction-in-force commenced in January 2016 and increased capitalized labor.

Depreciation and Amortization.  Depreciation and amortization increased $1.0 million, or 8.4%, for the three months ended June 30, 2016 as compared to the same period in the prior year due to a  $1.5  million increase in depreciation costs, partially offset by a decrease in amortization expense of $0.5 million. Depreciation and amortization increased $1.0 million, or 4.2%, for the six months ended June 30, 2016 as compared to the same period in the prior year due to a $3.0  million increase in depreciation costs, partially offset by a decrease in amortization expense of $2.0 million.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to run off of amortization for customer intangible assets under an accelerated amortization method based on these assets’ estimated patterns of benefit.

Restructuring Charges.  We incurred $2.2 million in restructuring charges for the six months ended June 30, 2016, which consisted of separation benefits associated with an employee reduction-in-force  that commenced in January 2016 (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(7,012)	$(3,719)	$(3,293)	88.5%
Gain on interest rate swap derivatives	-	165	(165)	(100.0)%
Other income, net	98	96	2	2.1%
Total other expenses, net	$(6,914)	$(3,458)	$(3,456)	99.9%
Income tax expense	$1,527	$2,438	$(911)	(37.4)%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(14,001)	$(7,205)	$(6,796)	94.3%
Gain on interest rate swap derivatives	-	247	(247)	(100.0)%
Other (expense) income, net	272	(147)	419	(285.0)%
Total other expenses, net	$(13,729)	$(7,105)	$(6,624)	93.2%
Income tax expense	$666	$4,447	$(3,781)	(85.0)%

Interest Expense.  Interest expense for the three and six months ended June 30, 2016 and 2015 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs and, applicable to the three and six months ended June 30, 2016, interest incurred on the 8% Notes, as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense is primarily attributable to the interest on the 8% Notes, partially offset by higher interest capitalization due to increased long-term network construction projects and changes in bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Income (Expenses).  Other income (expenses) primarily consists of interest income earned on marketable securities for the three and six month periods ended June 30, 2016.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2016 and 2015 was $1.5 million and $2.4 million, respectively,  and $0.7 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively, which represents the federal statutory tax rate applied to pre-tax (loss) income and the effects of state income taxes and certain non-deductible charges for each period. Our effective tax rate was 54.4% and 41.8% for the three month periods ended June 30, 2016 and 2015, respectively, and (74.7%) and 42.0% for the respective six month periods ended .   The decrease in income tax expense and the fluctuations in the effective tax rate were primarily due to the changes in income (loss) before taxes and the effect of certain permanent book and tax differences. Our recurring non-deductible expenses relate primarily to the 8% Notes issued in August 2015, which are subject to the AHYDO interest limitation. Other recurring non-deductible expenses include non-cash equity-based compensation.

Liquidity and Capital Resources

For the six months ended June 30, 2016 and 2015, our cash flows from operations totaled approximately $32.7 million and $35.0 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network, to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of June 30, 2016, we had $567.9 million in aggregate long-term liabilities, consisting of $459.3 million in long-term debt, net of $32.1 million in debt discounts and deferred issuance costs, and $108.6 million in other long-term liabilities, inclusive of deferred income tax liabilities of $89.9 million, pension and other postretirement obligations of $16.6 million and other long-term liabilities of $2.1 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of June 30, 2016.

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

As of June 30, 2016, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at June 30, 2016
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.75	Not more than 4.75
Minimum interest coverage ratio	7.03	Not less than 3.25

On January 2, 2015, we entered into a $28 million senior secured incremental term loan facility under the existing Credit Facility (“Term Loan C”) and amended certain terms of the Credit Facility (the “Amended Credit Facility”).  We used the net proceeds from Term Loan C to fund capital expenditures for customer builds related to new FTTC site contracts.    Term Loan C will mature in 2019 with quarterly payments of 1% per annum.  The Amended Credit Facility sets a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.

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

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an IRU network capacity arrangement that are included in capital lease obligations as a component of current portion of long-term debt on the condensed consolidated balance sheets as of June 30, 2016.  As of June 30, 2016, the combined total net present value of our future minimum lease payments was $8.1 million.

The following table presents a summary of our cash flow activity for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$32,681	$34,994
Net cash provided by (used in) investing activities	11,229	(59,594)
Net cash (used in) provided by financing activities	(8,193)	17,660
Increase (decrease) in cash and cash equivalents	$35,717	$(6,940)

Operating.  The decrease in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and cash collections from customers.

Investing.  The increase in cash provided by investing activities is primarily due to an increase in proceeds from sale or maturity of marketable securities of $56.7 million, a decrease in purchases of marketable securities of $5.0 million,  a decrease of purchases of property plant and equipment of $10.2 million, and a decrease in broadband network stimulus grant work of $2.1 million, partially offset by a decrease in cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $3.1 million.  Capital expenditures for the six months ended June 30, 2016 were comprised of (i) $43.4 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $3.2 million for network maintenance, (iii) $1.4 million for information technology and facility related projects, and less (iv) $2.8 million for decreases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2016 to be approximately $85 million to $95 million,  of which, approximately $26 million is allocated to network expansion projects, including the completion of our approximate 822 route-mile expansion between Richmond, VA and Norfolk, VA. The remaining planned capital expenditures will be used for enhancing our existing investment in our fiber network backbone and fiber rings and to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services, FTTC deployments and other wholesale revenue opportunities with attractive return on investment profiles. Our fiber optic network consists of approximately 8,980 route miles.  Approximately 45% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 55% of our network under IRU network capacity agreements.  During 2016, we expect to continue to allocate a portion of our capital resources to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment and to fund internal business system and IT infrastructure upgrades and enhancements.

Financing.  The net cash used in financing activities for the six months ended June 30, 2016 consisted of common stock repurchased for a total of $2.3 million to cover tax withholding obligations on vestings of employee shares and the repayment of principal on the Credit Facility and payments under capital lease obligations totaling $6.4 million, partially offset by proceeds from stock option exercises of $0.5 million.

As of June 30, 2016, we had approximately $49.0 million in cash and cash equivalents and approximately $32.3 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and liquid nature of the holdings.  As of June 30, 2016, we had working capital (current assets minus current liabilities) of approximately $58.8 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However, if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) -  Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method and are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: rapid development and intense competition with resulting pricing pressure in the telecommunications and high speed data transport industry; our ability to grow our data business on an organic or inorganic basis in order to offset expected revenue declines in legacy voice and access products; our ability to obtain new carrier contracts or expand services under existing carrier contracts at competitive pricing levels to offset churn and achieve revenue growth from our carrier businesses; our ability to divest our legacy business on a timely basis; our ability to effectively allocate capital and timely implement network expansion plans necessary to accommodate organic growth initiatives; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility and our unsecured debt obligations; our cash and capital requirements; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our other SEC filings, including our Annual Report filed on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable-rate debt obligations.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of June 30, 2016,  $344.4 million was outstanding under our Credit Facility.  As of June 30, 2016, we had a leverage ratio of 3.75:1.00 and an interest coverage ratio of 7.03:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt obligations in the form of unsecured notes and capital leases totaling $150.0 million and $8.1 million, respectively, as of June 30, 2016.

At June 30, 2016, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $49.0 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $32.3 million, substantially all of which are fixed income securities with maturities less than two years.  Other non-current securities and investments totaled $1.3 million at June 30, 2016.

As of June 30, 2016, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at June 30, 2016, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$340,415	$289,616	$298,362	$281,193
8% Notes due 2022	121,886	132,972	139,822	126,525
Capital lease obligations	8,127	8,127	8,482	7,766

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors (pages 9 to 16) in our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse effect on our business, financial condition and/or operating results.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended June 30, 2016, the Company repurchased 269 shares of Company stock in connection with the vesting of certain restricted stock grants.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2016 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	-	$-	N/A	N/A
May 1, 2016 - May 31, 2016	269	$12.56	N/A	N/A
June 1, 2016 - June 30, 2016	-	$-	N/A	N/A
	269	$12.56	N/A

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

Date: August 3, 2016

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)