Form 10-Q
period 2016-09-30
Lumos Networks Corp.
filed 2016-11-09
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 23,576,258 shares of the registrant’s common stock outstanding as of the close of business on November 4, 2016.

LUMOS NETWORKS CORP.
2016 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$33,176	$13,267
Marketable securities	38,790	88,811
Accounts receivable, net of allowance of $1,074 ($1,235 in 2015)	24,306	20,796
Other receivables	1,606	852
Income tax receivable	447	568
Prepaid expenses and other	5,614	7,215
Total Current Assets	103,939	131,509

Securities and Investments	1,501	1,180

Property, Plant and Equipment
Land and buildings	24,134	23,019
Network plant and equipment	713,754	624,360
Furniture, fixtures and other equipment	51,117	48,266
Total in service	789,005	695,645
Under construction	26,217	51,663

	815,222	747,308
Less accumulated depreciation and amortization	283,167	248,364

Total Property, Plant and Equipment, net	532,055	498,944

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $96,823 ($94,892 in 2015)	9,147	11,078
Deferred charges and other assets	6,765	2,364
Total Other Assets	116,209	113,739

Total Assets	$753,704	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$12,303	$10,400
Accounts payable	9,292	14,182
Advance billings and customer deposits	14,231	13,849
Accrued compensation	1,602	1,191
Accrued operating taxes	5,143	3,907
Other accrued liabilities	4,642	4,974
Total Current Liabilities	47,213	48,503

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	457,095	456,300
Retirement benefits	16,357	17,029
Deferred income taxes, net	91,129	89,193
Other long-term liabilities	2,104	2,016
Total Long-term Liabilities	566,685	564,538

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 23,558 shares issued and 23,539 outstanding (23,005 shares issued and 22,992 shares outstanding in 2015)	236	230
Additional paid-in capital	179,327	171,746
Treasury stock, 19 shares at cost (13 shares in 2015)	(127)	(103)
Accumulated deficit	(29,168)	(28,541)
Accumulated other comprehensive loss, net of tax	(11,306)	(11,940)
Total Lumos Networks Corp. Stockholders' Equity	138,962	131,392
Noncontrolling Interests	844	939

Total Equity	139,806	132,331

Total Liabilities and Equity	$753,704	$745,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015

Operating Revenues	$51,771	$50,969	$155,013	$152,417

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	9,657	10,546	29,948	31,682
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,505	19,940	64,056	58,531
Depreciation and amortization	12,739	11,803	37,028	35,112
Accretion of asset retirement obligations	23	33	91	105
Restructuring charges	(384)	-	1,823	637
Total Operating Expenses	42,540	42,322	132,946	126,067
Operating Income	9,231	8,647	22,067	26,350

Other Income (Expenses)
Interest expense	(7,164)	(5,817)	(21,165)	(13,022)
Gain on interest rate swap derivatives	-	198	-	445
Other income (expenses), net	48	58	320	(89)
Total Other Expenses, net	(7,116)	(5,561)	(20,845)	(12,666)
Income Before Income Taxes	2,115	3,086	1,222	13,684

Income Tax Expense	1,046	1,774	1,712	6,221

Net Income (Loss)	1,069	1,312	(490)	7,463

Net Income Attributable to Noncontrolling Interests	(46)	(33)	(137)	(111)

Net Income (Loss) Attributable to Lumos Networks Corp.	$1,023	$1,279	$(627)	$7,352

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders:

Basic and diluted earnings (loss) per share	$0.04	$0.06	$(0.03)	$0.32

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss)	$1,069	$1,312	$(490)	$7,463

Other Comprehensive Income (Loss):
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income (see Note 2)	338	337	1,013	1,012
Unrealized holding (loss) gain on available-for-sale marketable securities	(11)	20	27	31
Income Taxes	(128)	(139)	(406)	(406)

Other Comprehensive Income, Net of Tax	199	218	634	637

Total Comprehensive Income	1,268	1,530	144	8,100

Less: Comprehensive Income Attributable to Noncontrolling Interests	(46)	(33)	(137)	(111)

Comprehensive Income Attributable to Lumos Networks Corp.	$1,222	$1,497	$7	$7,989

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net (Loss) Income	$(490)	$7,463
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	35,097	31,035
Amortization	1,931	4,077
Accretion of asset retirement obligations	91	105
Deferred income taxes	1,374	5,802
Gain on interest rate swap derivatives	-	(445)
Equity-based compensation expense	8,477	4,236
Amortization of debt discounts and issuance costs	3,345	1,648
Retirement benefits, net of cash contributions and distributions	340	(171)
Other	649	206
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(3,732)	836
Increase in other assets	(3,484)	(2,689)
Changes in income taxes	28	(24)
Increase (decrease) in accounts payable	436	(2,776)
Increase in other current liabilities	1,725	2,702
Net Cash Provided by Operating Activities	45,787	52,005

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(65,280)	(80,118)
Broadband network expansion funded by stimulus grant	-	(2,578)
Purchases of available-for-sale marketable securities	(57,142)	(74,088)
Proceeds from sale or maturity of available-for-sale marketable securities	107,075	29,903
Change in restricted cash	-	3,838
Cash reimbursement received from broadband stimulus grant	-	3,838
Net Cash Used in Investing Activities	(15,347)	(119,205)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	-	28,000
Proceeds from issuance of unsecured notes, net of debt discount	-	148,500
Payment of financing costs	-	(8,192)
Principal payments on senior secured term loans	(6,024)	(45,953)
Capital distribution to noncontrolling interests	(232)	-
Cash dividends paid on common stock	-	(3,152)
Principal payments under capital lease obligations	(2,551)	(2,378)
Proceeds from stock option exercises and employee stock purchase plan	630	293
Repurchases of common stock to settle tax withholding obligations on employee stock awards	(2,354)	(295)
Other	-	28
Net Cash (Used in) Provided by Financing Activities	(10,531)	116,851
Increase in cash and cash equivalents	19,909	49,651
Cash and Cash Equivalents:
Beginning of Period	13,267	14,140

End of Period	$33,176	$63,791

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2015 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain presentation changes have been made within the operating expense line items on the condensed consolidated statements of operations and prior period amounts have been reclassified in order to conform to the current year presentation. Specifically, the previously reported line item “network access costs” has been removed and the new line item “cost of revenue” has been added along with the necessary operating expense reclassifications. These reclassifications were not the result of an error and have no effect on previously reported operating income, net income or earnings per share.

Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets, the allowance for doubtful accounts and customer credits, deferred tax assets, marketable securities, asset retirement obligations, stock warrants and equity-based compensation, goodwill impairment assessments, reserves for employee benefit obligations and income tax uncertainties.

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at September 30, 2016 and December 31, 2015 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of September 30, 2016 and December 31, 2015.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires advance payment for certain services.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative in the condensed consolidated statements of operations.  Bad debt expense for the three months ended September 30, 2016 and 2015 was less than $0.1 million and $0.2 million, respectively, and bad debt expense for the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.4 million, respectively.  The Company’s allowance for doubtful accounts and customer credits was $1.1 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts and customer credits from December 31, 2015 to September 30, 2016:

		Additions
(In thousands)	December 31, 2015	Charged to Expense	Charged to Other Accounts	Deductions	September 30, 2016
Allowance for doubtful accounts and customer credits	$1,235	$213	$(76)	$(298)	$1,074

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

The Company believes that no impairment indicators exist as of September 30, 2016 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experiences and future expectations.  Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including an indefeasible right of use agreement, is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At September 30, 2016 and December 31, 2015, other intangibles were comprised of the following:

		September 30, 2016		December 31, 2015
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(94,860)	$103,108	$(93,051)
Trademarks and franchise rights	10 to 15 yrs	2,862	(1,963)	2,862	(1,841)
Total		$105,970	$(96,823)	$105,970	$(94,892)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or nine months ended September 30, 2016.  Amortization expense for the three months ended September 30, 2016 and 2015 was $0.6 million and $0.7 million, respectively, and amortization for the nine months ended September 30, 2016 and 2015 was $1.9 million and $4.1 million, respectively.

Amortization expense for the remainder of 2016 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
Remainder of 2016	$603	$41	$644
2017	2,093	163	2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194
2021	1,112	1	1,113

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2016.

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

For the three and nine months ended September 30, 2016 and 2015, the components of the Company’s net periodic benefit cost (income) for the Pension Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$-	$-	$-	$-
Interest cost	674	666	2,022	1,998
Expected return on plan assets	(884)	(1,028)	(2,652)	(3,084)
Amortization of loss	262	248	786	743
Net periodic benefit cost (income)	$52	$(114)	$156	$(343)

Pension Plan assets were valued at $54.8 million and $53.9 million at September 30, 2016 and December 31, 2015, respectively.  No funding contributions were made during the three or nine months ended September 30, 2016, and the Company does not expect to make a funding contribution during the remainder of 2016.

The Company also provides life insurance benefits for retired employees that meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The Company did not incur any significant costs associated with these plans during the three or nine months ended September 30, 2016 or 2015.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended September 30, 2016 and 2015 of $0.1 million, and less than $0.1 million of this expense for each of these periods relates to the amortization of actuarial loss.  Expense for nonqualified pension plans for each of the nine months ended September 30, 2016 and 2015 was $0.4 million, and $0.2 million and $0.3 million of this expense for each period, respectively, relates to the amortization of actuarial loss.

The gross amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for each of the three months ended September 30, 2016 and 2015 was $0.3 million and $1.0 million for each of the nine months ended September 30, 2016 and 2015,  all of which has been reclassified to selling, general and administrative on the condensed consolidated statements of operations. Income taxes associated with these reclassifications were $0.1 million for each of the three months ended September 30, 2016 and 2015 and $0.4 million for each of the nine months ended September 30, 2016 and 2015.

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

Total equity-based compensation expense related to all of the share-based awards, annual employee bonuses paid in the form of immediately vested shares and the Company’s 401(k) matching contributions was $1.7 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $8.5 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at September 30, 2016 are estimated to be $1.1 million for the remainder of 2016, $3.4 million in 2017, $1.5 million in 2018, $0.2 million in 2019, and less than $0.1 million thereafter.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) -  Deferral of the

Effective Date, which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in ASU 2016-12 provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company will implement the provisions of ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 as of January 1, 2018. The Company has not yet selected a transition method and is still evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect the future adoption of ASU 2016-01 to have a material impact on its consolidated financial statements and disclosures.

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

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale marketable securities reported at fair value as of September 30, 2016 and December 31, 2015 are summarized below:

(In thousands)	September 30, 2016	December 31, 2015
Cash equivalents:
Money market mutual funds	$6,352	$6,746
Commercial paper	11,970	1,000
Municipal bonds	1,860	-
Corporate debt securities	1,149	1,055
Total cash equivalents	21,331	8,801
Marketable securities:
Variable rate demand notes	13,395	-
Commercial paper	9,955	8,684
Debt securities issued by U.S. Government agencies	-	35,155
Corporate debt securities	15,440	44,972
Total marketable securities, available-for-sale	38,790	88,811

Total cash equivalents and marketable securities	$60,121	$97,612

At September 30, 2016 and December 31, 2015, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows  as of September 30, 2016:

(In thousands)	Total
Due in one year or less	$25,395
Due after one year through five years	1,400
Due after five years through ten years	5,195
Due after ten years	6,800
Total debt securities	$38,790

The Company received total proceeds of $32.3 million and $11.9 million from the sale or maturity of available-for-sale marketable securities during the three months ended September 30, 2016 and 2015, respectively, and $107.1 million and $29.9 million during the nine months ended September 30, 2016 and 2015, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains or losses on available-for-sale marketable securities were less than $0.1 million for each of the three and nine months ended September 30, 2016 and 2015, respectively.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•

R&SB:  This segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding VoIP which are typically provided to enterprise customers and are included in the Company’s data segment) and the following IP services products: fiber-

to-the-premise broadband XL, DSL, integrated access and video.  These products are sold to residential and small business customers on the Company’s network and within the Company’s footprint.  This segment also provides carrier customers access to the Company’s network located in competitive markets.

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2016:
Operating revenues	$31,373	15,863	4,535	-	$51,771
Cost of revenue	4,537	5,120	-	-	9,657
Gross profit	26,836	10,743	4,535	-	N/A
Direct operating and selling costs	2,014	1,227	175	-	3,416
Indirect operating costs	6,717	2,354	50	-	9,121
Corporate general and administrative costs	3,538	1,439	340	2,651	7,968
Adjusted EBITDA(1),(2)	14,567	5,723	3,970	-	N/A
Capital expenditures	18,197	2,565	-	(673)	20,089

For the nine months ended September 30, 2016:
Operating revenues	$91,958	47,840	15,215	-	$155,013
Cost of revenue	13,669	16,279	-	-	29,948
Gross profit	78,289	31,561	15,215	-	N/A
Direct operating and selling costs	5,600	3,509	492	-	9,601
Indirect operating costs	19,470	7,031	156	-	26,657
Corporate general and administrative costs	11,512	4,810	1,334	10,142	27,798
Adjusted EBITDA(1),(2)	41,707	16,211	13,233	-	N/A
Capital expenditures	60,379	6,988	-	(2,087)	65,280

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended September 30, 2015:
Operating revenues	$28,623	16,560	5,786	-	$50,969
Cost of revenue	4,658	5,888	-	-	10,546
Gross profit	23,965	10,672	5,786	-	N/A
Direct operating and selling costs	1,465	1,329	177	-	2,971
Indirect operating costs	6,606	2,586	58	-	9,250
Corporate general and administrative costs	3,679	1,737	512	1,791	7,719
Adjusted EBITDA(1),(2)	12,215	5,020	5,039	-	N/A
Capital expenditures	25,418	1,538	-	(2,187)	24,769

For the nine months ended September 30, 2015:
Operating revenues	$84,479	50,835	17,103	-	$152,417
Cost of revenue	12,957	18,725	-	-	31,682
Gross profit	71,522	32,110	17,103	-	N/A
Direct operating and selling costs	4,449	3,535	511	-	8,495
Indirect operating costs	19,379	7,560	170	-	27,109
Corporate general and administrative costs	11,015	5,193	1,471	5,248	22,927
Adjusted EBITDA(1),(2)	36,679	15,822	14,951	-	N/A
Capital expenditures	72,055	6,924	-	1,139	80,118

(1)     Adjusted EBITDA is used by the Company’s CODMs to evaluate performance. Adjusted EBITDA, as defined by the Company, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, acquisition and separation related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives.

(2)In the first quarter of 2016, the Company refined its methodology for allocating certain operating costs to the segments, resulting in immaterial changes to previously reported segment Adjusted EBITDA amounts for the three and nine months ended September 30, 2015.

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

The following table provides a reconciliation of the total of the Company’s reportable segments measure of profit to the Company’s consolidated income before income taxes for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Data Adjusted EBITDA	$14,567	$12,215	$41,707	$36,679
R&SB Adjusted EBITDA	5,723	5,020	16,211	15,822
RLEC Access Adjusted EBITDA	3,970	5,039	13,233	14,951
Total reportable segments measure of profit	24,260	22,274	71,151	67,452
Interest expense	(7,164)	(5,817)	(21,165)	(13,022)
Gain on interest rate swap derivatives	-	198	-	445
Other income (expense), net	48	58	320	(89)
Depreciation and amortization and accretion of asset retirement obligations	(12,762)	(11,836)	(37,119)	(35,217)
Amortization of actuarial losses	(338)	(337)	(1,013)	(1,012)
Equity-based compensation	(1,661)	(1,454)	(8,477)	(4,236)
Restructuring charges	384	-	(1,823)	(637)
Acquisition and separation related charges	(652)	-	(652)	-
Income before income taxes	$2,115	$3,086	$1,222	$13,684

The Company does not currently have any single customer that individually accounted for more than 10% of the Company’s total operating revenues. The Company’s five largest carrier customers, in the aggregate, accounted for 32% of  the Company’s total operating revenues for each of the three and nine months ended September 30, 2016 and 31% of the Company’s total operating revenues for each of the three and nine months ended September 30, 2015. Revenues from these carrier customers were derived primarily from network access, data transport and FTTC services.

Note 5.  Long-Term Debt

As of September 30, 2016 and December 31, 2015, the Company’s outstanding long-term debt consisted of the following:

	September 30, 2016		December 31, 2015
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$342,393	$3,634	$348,415	$4,705
8% Notes due 2022	150,000	27,333	150,000	29,607
Capital lease obligations	7,972	-	2,597	-
Long-term debt	500,365	30,967	501,012	34,312
Less: Current portion of long-term debt	12,303	-	10,400	-
Long-term debt, excluding current portion	$488,062	$30,967	$490,612	$34,312

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan, which was added through an amendment to the Credit Facility dated January 2, 2015, (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  The Company used the net proceeds from Term Loan C to fund new FTTC projects. As of September 30, 2016,  no borrowings were outstanding under the Revolver.

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

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At September 30, 2016, the Company’s leverage ratio was 3.67:1.00 and its interest coverage ratio was 7.28:1.00.  The Company was in compliance with its debt covenants as of September 30, 2016.

The Company’s effective interest rate on its Credit Facility for the nine months ended September 30, 2016 was 4.13%.

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

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are included as a reduction of long-term debt in the condensed consolidated balance sheets in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs was  $1.1 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively,  and $3.3 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s effective interest rate on the 8% Notes for the nine months ended September 30, 2016 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

CoBank Patronage Credits

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of operations as an offset to interest expense.  The Patronage credits were $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2016 and 2015.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $2.0 million in the remainder of 2016, $13.0 million in 2017, $70.9 million in 2018 and $256.5 million in 2019. The Revolver under the Credit Facility, under which no borrowings are outstanding as of September 30, 2016, matures in full in 2018. The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  The Company also has a  financing arrangement classified as a capital lease related to a fiber indefeasible right of use (“IRU”), which was entered into in January 2016.  The IRU network capacity arrangement extends through 2035 with payments due monthly. During the second quarter of 2016, the Company fully satisfied a financing obligation related to a software licensing agreement entered into during 2013.  As of September 30, 2016, the combined total net present value of the Company’s future minimum lease payments is $8.0 million and the principal portion of these capital lease obligations is due as follows:  $0.2 million in the remainder of 2016, $0.5 million in 2017, $0.5 million in 2018, $0.4 million in 2019, $0.4 million in 2020 and $6.0 million thereafter.

The historical cost and accumulated amortization for each of the related assets associated with the capital leases is as follows as of September 30, 2016:

	September 30, 2016
(In thousands)	Historical Cost	Accumulated Amortization
Vehicles	$2,723	$(1,666)
Network capacity IRU	8,871	(332)
Total	$11,594	$(1,998)

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash payments for:
Interest (net of amounts capitalized)	$17,634	$9,462
Income taxes	304	393
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	2,930	7,683
Obligations incurred under capital leases	7,936	-

Cash payments for interest for the nine months ended September 30, 2016 in the table above are each net of $0.8 million of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, the Credit Facility (including the current portion) and the 8% Notes as of September 30, 2016 and December 31, 2015.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at September 30, 2016 and December 31, 2015.  Marketable securities are recorded in the condensed consolidated balance sheets at fair value (see Note 3).

The following tables present the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,352	$-	$-	$6,352
Commercial paper	-	11,970	-	11,970
Municipal bonds	-	1,860	-	1,860
Corporate debt securities	-	1,149	-	1,149
Total cash equivalents	6,352	14,979	-	21,331
Marketable securities:
Variable rate demand notes	-	13,395	-	13,395
Commercial paper	-	9,955	-	9,955
Corporate debt securities	-	15,440	-	15,440
Total marketable securities	-	38,790	-	38,790
Total financial assets	$6,352	$53,769	$-	$60,121

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,746	$-	$-	$6,746
Commercial paper	-	1,000	-	1,000
Corporate debt securities	-	1,055	-	1,055
Total cash equivalents	6,746	2,055	-	8,801
Marketable securities:
Commercial paper	-	8,684	-	8,684
Debt securities issued by U.S. Government agencies	-	35,155	-	35,155
Corporate debt securities	-	44,972	-	44,972
Total marketable securities	-	88,811	-	88,811
Total financial assets	$6,746	$90,866	$-	$97,612

The fair value of commercial paper, variable rate demand notes and corporate, municipal and U.S. government debt securities are provided by a third-party pricing service and are estimated using pricing models.  The underlying inputs to the pricing models are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.  As such, the Company classifies these fair value measurements as Level 2 within the fair value hierarchy.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$338,759	$306,922	$343,710	$298,400
8% Notes Due 2022	122,667	133,462	120,393	132,028
Capital Lease Obligations	7,972	7,972	2,597	2,597

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.5 million as of September 30, 2016 and $1.2 million December 31, 2015, of which $1.3 million and $1.1 million represents the Company’s investment in CoBank for the respective periods.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 8.  Equity

Below is a summary of the activity and status of equity as of and for the nine months ended September 30, 2016:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	23,005	13	$230	$171,746	$(103)	$(28,541)	$(11,940)	$131,392	$939	$132,331
Net loss attributable to
Lumos Networks Corp.	-	-	-	-	-	(627)	-	(627)	-	(627)
Other comprehensive income,
net of tax	-	-	-	-	-	-	634	634	-	634
Equity-based compensation expense	-	-	-	7,848	-	-	-	7,848	-	7,848
Tax shortfalls from share-based
compensation	-	-	-	(158)	-	-	-	(158)	-	(158)
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits\
and settlement of tax withholding
obligations on vesting of shares)	517	72	6	(683)	(752)	-	-	(1,429)	-	(1,429)
Stock option exercises	36	(66)	-	574	728	-	-	1,302	-	1,302
Capital distribution to noncontrolling
interests	-	-	-	-	-	-	-	-	(232)	(232)
Net income attributable to
noncontrolling interests	-	-	-	-	-	-	-	-	137	137
Balance, September 30, 2016	23,558	19	$236	$179,327	$(127)	$(29,168)	$(11,306)	$138,962	$844	$139,806

Note 9.  Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to Lumos Networks Corp. applicable to common shares by the weighted average number of common shares outstanding during the period.  The impact on earnings (loss) per share of nonvested restricted shares outstanding that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares is included in the computation of basic earnings per share pursuant to the two-class method.  The Company issues restricted shares from time to time with vesting terms that are based on achievement of certain stock price performance conditions.  These nonvested restricted shares are excluded from the computation of basic and diluted weighted average shares until the period in which the applicable performance or market conditions are attained.  The Company uses the treasury stock method to determine the number of potentially dilutive common shares from stock options and nonvested restricted shares during the period.  The computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015 are detailed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Lumos Networks Corp.	$1,023	$1,279	$(627)	$7,352
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(36)	(44)	-	(241)
Numerator for basic and diluted earnings (loss) per common share	987	1,235	(627)	7,111

Denominator:
Weighted average basic shares outstanding	23,463	22,872	23,300	22,775
Less: weighted average participating securities and nonvested performance-based restricted shares	(846)	(806)	(804)	(767)
Denominator for basic earnings (loss) per common share	22,617	22,066	22,496	22,008
Plus: potentially dilutive restricted shares and stock options	237	202	-	319
Denominator for diluted earnings (loss) per common share	22,854	22,268	22,496	22,327

Basic and diluted earnings (loss) per share	$0.04	$0.06	$(0.03)	$0.32

For the three months ended September 30, 2016 and 2015, the denominator for diluted earnings per share excludes 1,117,585 and 1,016,756 shares, respectively, related to stock options and nonvested restricted stock which would be antidilutive for each period.    For the nine months ended September 30, 2016, the denominator for diluted loss per common share is equivalent to the denominator for basic loss per common share because the addition of stock options and unvested restricted stock (1,008,939 and 469,509, respectively) would be antidilutive for the period. For the nine months ended September 30, 2015, the denominator for diluted earnings per common share excludes 836,149 shares related to stock options and nonvested restricted stock which would be antidilutive for the period.    The earnings (loss) per share calculations for the three and nine months ended September 30, 2016 and 2015 also exclude the 5,500,000 outstanding stock warrants described in Note 10 as they would be antidilutive for each period.

Note 10.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of September 30, 2016, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000 and 920,672 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued no stock options and 292,804 shares of restricted stock under the Equity and Cash Incentive Plan during the nine months ended September 30, 2016.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

A summary of the activity and status of the Company’s stock options for the  nine months ended September 30, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	2,182	$12.57
Granted during the period	-	-
Exercised during the period	(102)	12.73
Forfeited during the period	(33)	14.04
Expired during the period	(269)	13.71
Stock options outstanding at September 30, 2016	1,778	$12.36	5.5 years	$4,249

Stock options exercisable at September 30, 2016	1,317	$12.12	5 years	$3,364
Total stock options outstanding, vested and expected to vest at September 30, 2016	1,751	$12.37		$4,167

The total fair value of options that vested during the nine months ended September 30, 2016 was $0.6  million. As of September 30, 2016, there was $1.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the activity and status of the Company’s restricted stock for the nine months ended September 30, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2015	861	$14.37
Granted during the period	293	11.97
Vested during the period	(229)	12.20
Forfeited during the period	(93)	16.04
Restricted stock outstanding at September 30, 2016	832	$13.89

As of September 30, 2016, there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Warrants

A summary of the activity and status of the Company’s stock warrants for the nine months ended September 30, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2015	5,500	$13.99
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at September 30, 2016	5,500	$13.99

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

Note 11.  Income Taxes

Income tax expense for the three and nine months ended September 30, 2016 was $1.0 million and $1.7 million, respectively,  which represents the federal statutory tax rate applied to pre-tax income (loss) and the effects of state income taxes and certain non-deductible charges for each period.  Income tax expense for the three and nine months ended September 30, 2015 was $1.8 million and $6.2 million, respectively. The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.

While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, tax years  2013 and thereafter remain open and subject to federal and state audit examinations.

Note 12.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $1.3 million and $1.2 million for the three months ended September 30, 2016 and 2015,  respectively, and $3.7 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively, which is presented in the Company’s data segment revenues.  The Company had accounts receivable from ValleyNet of $0.4 million at both September 30, 2016 and December 31, 2015.  The Company also leases and resells capacity from ValleyNet.  The total lease expense was $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million for each of the nine months ended September 30, 2016 and 2015.

Note 13. Restructuring Charges

In January 2016, the Company commenced an employee reduction-in-force. Restructuring costs, consisting of employee severance and termination benefits, of $1.8 million were recognized during the nine months ended September 30, 2016. This amount is net of an adjustment of  $0.4 million recorded in the three months ended September 30, 2016 to reduce previously accrued amounts to reflect changes in estimated severance obligations. The Company does not expect to incur additional costs associated with these restructuring activities in future periods.

The following table provides a break-down of these costs by business segment for the nine months ended September 30, 2016:

(In thousands)	Data	R&SB	RLEC Access	Total
Employee severance and termination benefits	$1,382	$376	$65	$1,823
Total restructuring charges	$1,382	$376	$65	$1,823

A liability for restructuring charges in the amount of $0.4 million is included in the Company’s condensed consolidated balance sheet as of September 30, 2016, related to employee termination costs accrued, but not yet paid. Below is a summary of the restructuring liability balance as of September 30, 2016:

(In thousands)	Employee Severance and Termination Benefits	Total
Beginning balance at December 31, 2015	$-	$-
Additions, net of adjustments	1,823	1,823
Payments	(1,445)	(1,445)
Ending balance at September 30, 2016	$378	$378

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

The Company has purchase commitments relating to capital projects totaling $2.9 million as of September 30, 2016, which are expected to be satisfied during the remainder of 2016.

Note 15. Subsequent Event

On November 2, 2016, the Company entered into an agreement to acquire Clarity Communications, LLC, a North Carolina based fiber bandwidth provider for a total purchase price of $15 million, $10 million of which is due in cash upon closing with the remaining $5 million subject to certain earnout provisions over a two year period following the closing date.

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

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 9,200 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) leverage our fiber network to expand to new fiber to the cell opportunities; (ii) monetize our approximately 9,200 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carrier and enterprise customers while maintaining a ratio of approximately 80% of our data revenue from on-net traffic;  (iii) use our “expansion” and "edge-out” strategies to expand into new markets and markets adjacent to our existing footprint to increase our addressable market size and better serve our customers; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving the network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy to maintain our capital efficiency and expand margins.

Business Segments and Strategy

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measure performance and allocate resources.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 60.6% and 56.2% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.  Revenue for our data segment increased 8.9% for the nine months ended September 30, 2016, as compared to the respective period in 2015.  This segment, which includes our enterprise data, transport and FTTC product groups, represents the main growth opportunity and is the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, state and local government agencies, financial institutions and educational institutions.  Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out strategies in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

The 8.9% year-over-year growth in our data segment revenues for 2016 was achieved primarily through new long-term FTTC contracts with wireless carriers deploying long-term evolution (“LTE”) services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers. This is reflected by the addition of 267 FTTC sites and 342 lit buildings over the twelve-month period ended September 30, 2016.   Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying LTE data services, selling into our expansion and edge out markets (with an emphasis on targeting large local enterprise customers in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, connecting our enterprise customers to data centers and improving penetration in existing markets.  As of September 30, 2016, we had 1,297 cell towers and 1,984 buildings connected to our fiber network, including 36 data centers.  Our FTTC revenue increased $1.8 million, or 23.4%, for the three months ended September

30, 2016 and increased $6.5 million, or 31.4%, for the nine months ended September 30, 2016 as compared to the same periods in 2015 as a result of the growth in connected towers as well as the addition of second tenants and bandwidth upgrades on existing towers.  Revenues from our enterprise data products increased 17.2% for the three months ended September 30, 2016 and increased 13.4% for the nine months ended September 30, 2016 as compared to the respective periods in 2015. Growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to implement our data growth strategy, which includes monetizing our newly expanded fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will be more than offset by revenues from carrier Ethernet products, long-term FTTC contracts and new enterprise customers.

Our R&SB segment provided 30.6% and 32.5% of revenue for the three months ended September 30, 2016 and 2015, respectively, and 30.9% and 33.4% for the respective nine-month periods.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined approximately 5.9% for the first nine months of 2016 as compared to 2015 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 8.8% and 9.8% of our revenues for the three and nine months ended September 30, 2016,  respectively,  as compared to approximately 11.4% and 11.2% for the respective periods in 2015. This decline is attributable to voice line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $4.2 million and $5.4 million for the three months ended September 30, 2016 and 2015, respectively, and $14.3 million and $16.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Our R&SB and RLEC access segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows. Despite declining revenues, we expect cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment. In parallel, we are exploring the possible separation of these assets to enable us to be in a position to monetize them more expediently through a sale or some other transaction, should such an opportunity become available.

Our operating income margins were 17.8% and 17.0% for the three months ended September 30, 2016 and 2015, respectively, and 14.2% and 17.3% for the nine months ended September 30, 2016 and 2015, respectively. The slight increase in our operating income margins for the three  month period was primarily due to an   increase in operating revenues and lower cost of revenues, partially offset by increases in selling, general and administrative expenses and depreciation and amortization.  The decrease in our operating margins for the nine month period was primarily due to increased selling, general and administrative expenses and depreciation and amortization and higher restructuring costs as compared to the same period in 2015, partially offset by lower cost of revenues and an increase in operating revenues.  Our Contribution Margin ratios, as defined below, were 74.7% and 73.5% for the three months ended September 30, 2016 and 2015, respectively, and 74.5% and  73.6% for the nine months ended September 30, 2016 and 2015, respectively.  Our Adjusted EBITDA margins, as defined below, were 46.9% and 43.7% for the three months ended September 30, 2016 and 2015, respectively, and 45.9% and 44.3% for the respective nine month periods.

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

Contribution Margin

Contribution Margin, as defined by us, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, employee separation charges, restructuring charges, gain or loss on interest rate swap derivatives, corporate general and administrative costs (as defined above), inclusive of equity-based compensation, acquisition and separation related costs and amortization of actuarial gains or losses and indirect operating costs (as defined above). Contribution Margin ratio is calculated as Contribution Margin over operating revenues.

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

See a reconciliation of net income (loss) attributable to Lumos Networks Corp. to Contribution Margin, as defined by the Company, on a consolidated basis for the three and nine months ended September 30, 2016 and 2015, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss) Attributable to Lumos Networks Corp.	$1,023	$1,279	$(627)	$7,352
Net Income Attributable to Noncontrolling Interests	46	33	137	111
Net Income (loss)	1,069	1,312	(490)	7,463
Income tax expense	1,046	1,774	1,712	6,221
Interest expense	7,164	5,817	21,165	13,022
Gain on interest rate swap derivatives	-	(198)	-	(445)
Other (income) expenses, net	(48)	(58)	(320)	89
Operating Income	9,231	8,647	22,067	26,350
Depreciation and amortization and accretion
of asset retirement obligations	12,762	11,836	37,119	35,217
Restructuring charges	(384)	-	1,823	637
Indirect operating costs	9,121	9,250	26,657	27,109
Corporate general and administrative costs, including equity-based compensation and acquisition and separation related charges	7,968	7,719	27,798	22,927
Contribution Margin	$38,698	$37,452	$115,464	$112,240

Adjusted EBITDA

Adjusted EBITDA, as defined by us, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income attributable to noncontrolling interests, other (income) expenses, net, equity-based compensation, amortization of actuarial gains or losses, employee separation charges, restructuring charges, acquisition and  separation related charges and gain on interest rate swap derivatives. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to operating revenues.

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

The following table provides a reconciliation of net income (loss) attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net Income (Loss) Attributable to Lumos Networks Corp.	$1,023	$1,279	$(627)	$7,352
Net Income Attributable to Noncontrolling Interests	46	33	137	111
Net Income (Loss)	1,069	1,312	(490)	7,463
Income tax expense	1,046	1,774	1,712	6,221
Interest expense	7,164	5,817	21,165	13,022
Gain on interest rate swap derivatives	-	(198)	-	(445)
Other (income) expenses, net	(48)	(58)	(320)	89
Operating Income	9,231	8,647	22,067	26,350
Depreciation and amortization and accretion
of asset retirement obligations	12,762	11,836	37,119	35,217
Amortization of actuarial losses	338	337	1,013	1,012
Equity-based compensation	1,661	1,454	8,477	4,236
Restructuring charges	(384)	-	1,823	637
Acquisition and separation related charges	652	-	652	-
Adjusted EBITDA	$24,260	$22,274	$71,151	$67,452

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

Results of Operations

Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015

Operating revenues increased $0.8 million, or 1.6%, from the three months ended September 30, 2015 to the three months ended September 30, 2016 primarily due to increases in data revenues of $2.8 million, partially offset by decreases in RLEC access revenues of $1.3 million and decreases in R&SB revenues of $0.7 million.  For the three months ended September 30, 2016, data revenues represented 60.6% of our total revenue, compared to 56.2% for the prior year comparative period.  Operating revenues increased $2.6 million, or 1.7%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to increases in data revenue of $7.5 million, partially offset by decreases in RLEC access revenues of $1.9 million and decreases in R&SB revenues of $3.0 million. For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income increased $0.6 million from the three months ended September 30, 2015 to the three months ended September 30, 2016 due to the aforementioned $0.8 million increase in operating revenues and a  $0.9 million decrease in cost of revenue and a decrease in restructuring charges, partially offset by a $0.9 million increase in depreciation and amortization and a $0.6 million increase in selling, general and administrative expenses. Operating income decreased $4.3 million for the nine months ended September 30, 2016 compared to the same period in the prior year  primarily as a result of an increase in selling, general and administrative expenses of $5.5 million, an increase in depreciation and amortization of $1.9 million and an increase in restructuring charges, partially offset by an increase in gross profit (operating revenues less cost of revenue) of $4.3 million. For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Net income attributable to Lumos Networks decreased  $0.3 million from the three months ended September 30, 2015 to the three months ended September 30, 2016.  Reflected in these results was an increase in interest expense of $1.3 million and a $0.2 million decrease in gain on interest rate swap derivatives due to its  expiration on December 31, 2015, partially offset by a $0.6 million increase in operating income and a decrease in income taxes of $0.7 million.

Net income attributable to Lumos Networks decreased $8.0 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily as a result of the $4.3 million decrease in operating income and an increase in interest expense of $8.1 million, partially offset by a decrease in income taxes of $4.5 million.

Contribution Margin increased $1.2 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, as compared to the same period in the prior year due to the revenue increases and cost of revenue decreases discussed above.

Adjusted EBITDA was $24.3 million and $22.3 million for the three months ended September 30, 2016 and 2015,  respectively, and $71.2 million and $67.5 million for the nine months ended September 30, 2016 and 2015, respectively. Adjusted EBITDA increased due to the increases in gross profit discussed above.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
Dollars in thousands	2016	2015	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$13,549	$11,560	$1,989	17.2%
Transport	8,499	9,507	(1,008)	(10.6)%
FTTC	9,325	7,556	1,769	23.4%
Total Data	31,373	28,623	2,750	9.6%
R&SB:
Legacy voice	10,340	11,141	(801)	(7.2)%
IP services	4,399	4,134	265	6.4%
CLEC access	1,124	1,285	(161)	(12.5)%
Total R&SB	15,863	16,560	(697)	(4.2)%
RLEC access	4,535	5,786	(1,251)	(21.6)%
Total operating revenues	$51,771	$50,969	$802	1.6%

	Nine Months Ended September 30,
Dollars in thousands	2016	2015	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$38,428	$33,885	$4,543	13.4%
Transport	26,500	30,016	(3,516)	(11.7)%
FTTC	27,030	20,578	6,452	31.4%
Total Data	91,958	84,479	7,479	8.9%
R&SB:
Legacy voice	31,285	34,383	(3,098)	(9.0)%
IP services	13,028	12,495	533	4.3%
CLEC access	3,527	3,957	(430)	(10.9)%
Total R&SB	47,840	50,835	(2,995)	(5.9)%
RLEC access	15,215	17,103	(1,888)	(11.0)%
Total operating revenues	$155,013	$152,417	$2,596	1.7%

•

Data.  Data revenues for the three months ended September 30, 2016 increased $2.8 million, or 9.6%, over the comparative period in 2015, and data revenues for the nine months ended September 30, 2016 increased $7.5 million, or 8.9%, over the comparative period in 2015.  The overall increase in data revenues is due to growth in contracts with wireless carriers for FTTC site services and growth in enterprise data revenues, partially offset by churn in data transport revenues due to network grooming activities as described below.

o

Enterprise Data – Enterprise data revenues increased 17.2% and 13.4% for the three and nine months ended September 30, 2016,  respectively, as compared to the respective periods in 2015.  We were connected to 1,984 on-net buildings as of September 30, 2016, as compared to 1,642 as of September 30, 2015.  Metro Ethernet and dedicated Internet were the primary contributors to revenue growth in this segment, which growth was partially attributable to increased installation of services sold through our carrier end user distribution channel. Growth in these product lines was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport – The  10.6% and 11.7% decreases in transport revenue for the three and nine months ended September 30, 2016, respectively, as compared to the respective periods in 2015, was primarily attributable to continued network grooming activities by carriers as TDM technology is replaced by Ethernet.

o

FTTC – Revenues from our FTTC contracts grew 23.4% and 31.4% for the three and nine months ended September 30, 2016, respectively, as compared to the respective periods in 2015.  This growth is attributable to an approximate 25.9% increase in our fiber connections to wireless cell sites, from 1,030 at September 30, 2015 to 1,297 at September 30, 2016 and to a lesser extent the addition of second tenants to existing connected cell towers.  Our ratio of FTTC tenants per tower was approximately 1.3 at September 30, 2016.

•

R&SB.   Revenue from residential and small business products declined 4.2% and 5.9% for the three and nine months ended September 30, 2016, respectively, as compared to the respective period in 2015.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).  As of September 30, 2016, we operated approximately 24,299 RLEC telephone access lines and 67,569 competitive voice lines, compared to approximately 25,902 and 76,380 as of September 30, 2015, respectively.  This represents a 6.2% year-over-year decline in RLEC telephone access lines and an 11.5% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was partially offset by declines in revenue from legacy DSL products.  Our total video subscribers increased 1.4% over the last twelve months from 5,760 at September 30, 2015 to 5,841 at September 30, 2016.

•

RLEC Access.  The 21.6% decrease in RLEC access revenues from the three months ended September 30, 2015 to the three months ended September 30, 2016  and the 11.0% decrease in RLEC access revenues from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 is the result of the intrastate access rate reductions mandated by regulatory reform and a step-down in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and a decrease in RLEC telephone access lines.

OPERATING EXPENSES

The following table identifies our operating expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
Dollars in thousands	2016	2015	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$9,657	$10,546	$(889)	(8.4)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,505	19,940	565	2.8%
Depreciation and amortization	12,739	11,803	936	7.9%
Accretion of asset retirement obligations	23	33	(10)	(30.3)%
Restructuring charges	(384)	-	(384)	N/M
Total operating expenses	$42,540	$42,322	$218	0.5%

	Nine Months Ended September 30,
Dollars in thousands	2016	2015	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$29,948	$31,682	$(1,734)	(5.5)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	64,056	58,531	5,525	9.4%
Depreciation and amortization	37,028	35,112	1,916	5.5%
Accretion of asset retirement obligations	91	105	(14)	(13.3)%
Restructuring charges	1,823	637	1,186	186.2%
Total operating expenses	$132,946	$126,067	$6,879	5.5%

N/M -  Not Meaningful

Cost of Revenue, exclusive of Depreciation and Amortization.  Cost of revenue decreased $0.9 million, or 8.4%, for the three months ended September 30, 2016 and $1.7 million, or 5.5%, for the nine months ended September 30, 2016,  as compared to the same periods in the prior year, which is primarily attributable to the overall decrease in voice access lines, partially offset by increased colocation costs as we expand and enhance our fiber network.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $0.6 million, or 2.8%, for the three months ended September 30, 2016 as compared to the same period in the prior year primarily as a result of  increases in network maintenance and operating costs in addition to acquisition and separation costs incurred during the three months ended September 30, 2016. Selling, general and administrative expenses increased $5.5 million, or 9.4%, for the nine months ended September 30, 2016 as compared to the same period in the prior year  primarily as a result of a $4.2 million increase in equity-based compensation due primarily to an annual employee bonus paid in the form of immediately vested shares of our common stock and an increase in network maintenance and operating costs of $2.7 million, partially offset by a $1.4 million decrease in salaries, wages and benefits primarily due to the aforementioned employee reduction-in-force commenced in January 2016 and increased capitalized labor.

Depreciation and Amortization.  Depreciation and amortization increased $0.9 million, or 7.9%, for the three months ended September 30, 2016 as compared to the same period in the prior year due to a  $1.0   million increase in depreciation costs, partially offset by a decrease in amortization expense of $0.1 million. Depreciation and amortization increased $1.9 million, or 5.5%, for the nine months ended September 30, 2016 as compared to the same period in the prior year due to a  $4.1  million increase in depreciation costs, partially offset by a decrease in amortization expense of  $2.2 million.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The decrease in amortization cost is attributable to run off of amortization for customer intangible assets under an accelerated amortization method based on these assets’ estimated patterns of benefit.

Restructuring Charges.  We incurred $1.8 million in restructuring charges for the nine months ended September 30, 2016, which consisted of separation benefits associated with an employee reduction-in-force  that commenced in January 2016 (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements).

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(7,164)	$(5,817)	$(1,347)	23.2%
Gain on interest rate swap derivatives	-	198	(198)	(100.0)%
Other income, net	48	58	(10)	(17.2)%
Total other expenses, net	$(7,116)	$(5,561)	$(1,555)	28.0%
Income tax expense	$1,046	$1,774	$(728)	(41.0)%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(21,165)	$(13,022)	$(8,143)	62.5%
Gain on interest rate swap derivatives	-	445	(445)	(100.0)%
Other (expense) income, net	320	(89)	409	(459.6)%
Total other expenses, net	$(20,845)	$(12,666)	$(8,179)	64.6%
Income tax expense	$1,712	$6,221	$(4,509)	(72.5)%

Interest Expense.  Interest expense for the three months ended September 30, 2016 and 2015 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs and interest incurred on the 8% Notes, as well as amortization of associated debt discounts and debt issuance costs.  The 8% Notes were issued in August, 2015, therefore the three months ended September 30, 2015 did not include a full quarter of the related expenses.  The year-over-year increase in interest expense is primarily attributable to the interest on the 8% Notes for the full year of 2016, partially offset by higher interest capitalization due to increased long-term network construction projects and changes in bank patronage credits (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Income (Expenses).  Other income (expenses) primarily consists of interest income earned on marketable securities for the three and nine months ended September 30, 2016.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2016 and 2015 was $1.0 million and $1.8 million, respectively,  and $1.7 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period. The decrease in income tax expense and changes in our effective tax rate were primarily due to the changes in income before taxes and the effect of certain permanent book and tax differences. Our recurring non-deductible expenses relate primarily to the 8% Notes issued in August 2015, which are subject to the AHYDO interest limitation. Other recurring non-deductible expenses include non-cash equity-based compensation.

Liquidity and Capital Resources

For the nine months ended September 30, 2016 and 2015, our cash flows from operations totaled approximately $45.8 million and $52.0 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network, to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of September 30, 2016, we had $566.7 million in aggregate long-term liabilities, consisting of $457.1 million in long-term debt, net of $31.0 million in debt discounts and deferred issuance costs, and $109.6 million in other long-term liabilities, inclusive of deferred income tax liabilities of $91.1 million, pension and other postretirement obligations of $16.4 million and other long-term liabilities of $2.1 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of September 30, 2016.

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

As of September 30, 2016, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at September 30, 2016
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.67	Not more than 4.75
Minimum interest coverage ratio	7.28	Not less than 3.25

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

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an IRU network capacity arrangement that are included in capital lease obligations as a component of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2016.  As of September 30, 2016, the combined total net present value of our future minimum lease payments was $8.0 million.

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$45,787	$52,005
Net cash used in investing activities	(15,347)	(119,205)
Net cash (used in) provided by financing activities	(10,531)	116,851
Increase in cash and cash equivalents	$19,909	$49,651

Operating.  The decrease in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and cash collections from customers.

Investing.  The change in cash used in investing activities is primarily due to an increase in proceeds from sale or maturity of marketable securities of $77.2 million, a decrease in purchases of marketable securities of $16.9 million,  a decrease of purchases of property plant and equipment of $14.8 million, and a decrease in broadband network stimulus grant work of $2.6 million, partially offset by a decrease in cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $7.7 million.  Capital expenditures for the nine months ended September 30, 2016 were comprised of (i) $63.1 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $4.3 million for network maintenance, (iii) $2.5 million for information technology and facility related projects, and less (iv) $4.6 million for decreases in inventory on hand for capital projects in the preceding categories.

We currently expect total capital expenditures for fiscal year 2016 to be approximately $85 million to $95 million, of which, approximately $26 million was spent on network expansion projects, including the completion of our approximate 822 route-mile expansion between Richmond, VA and Norfolk, VA. The remaining planned capital expenditures has been allocated to enterprise and carrier installations, data network enhancements to significantly improve our ability to provide carrier Ethernet transport and enterprise customer data services and, to a lesser extent, to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment. Our fiber optic network consists of approximately 9,200 route miles.  Approximately 46% of our fiber network is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 54% of our network under IRU network capacity agreements.

Financing.  The net cash used in financing activities for the nine months ended September 30, 2016 consisted of common stock repurchased for a total of $2.4 million to cover tax withholding obligations on employee stock awards,  the repayment of principal on the Credit Facility and payments under capital lease obligations totaling $8.6 million and a capital distribution to noncontrolling interests of $0.2 million, partially offset by proceeds from stock option exercises of $0.6 million.

As of September 30, 2016, we had approximately $33.2 million in cash and cash equivalents and approximately  $38.8 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings.  As of September 30, 2016, we had working capital (current assets minus current liabilities) of approximately $56.7 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However, if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) -  Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in ASU 2016-12 provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We will implement the provisions of ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 as of January 1, 2018. We have not yet selected a transition method and are still evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We do not expect the future adoption of ASU 2016-01 to have a material impact on our consolidated financial statements and disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable-rate debt obligations.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of September 30, 2016,  $342.4 million was outstanding under our Credit Facility.  As of September 30, 2016, we had a leverage ratio of 3.67.00 and an interest coverage ratio of 7.28:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt obligations in the form of unsecured notes and capital leases totaling $150.0 million and  $8.0 million, respectively, as of September 30, 2016.

At September 30, 2016, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $33.2 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $38.8 million, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings. Other non-current securities and investments totaled $1.5 million at September 30, 2016.

As of September 30, 2016, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at September 30, 2016, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$338,759	$306,922	$315,351	$298,782
8% Notes due 2022	122,667	133,462	140,126	127,179
Capital lease obligations	7,972	7,972	8,330	7,630

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended September 30, 2016, the Company repurchased 5,167 shares of Company stock in connection with the vesting of certain restricted stock grants.  The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended September 30, 2016 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	1,972	$12.32	N/A	N/A
August 1, 2016 - August 31, 2016	1,306	$12.42	N/A	N/A
September 1, 2016 - September 30, 2016	1,889	$13.88	N/A	N/A
	5,167	$12.92	N/A

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Lumos Severance Plan for Eligible Officers
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Chief Financial Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)