Form 10-K
period 2016-12-31
Lumos Networks Corp.
filed 2017-03-28
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2016, the aggregate market value of the Registrant’s common stock was $275,916,131.

There were 23,925,910 shares of the registrant’s common stock outstanding as of the close of business on March 15, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Incorporated Into
Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

LUMOS NETWORKS CORP.
2016 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business.

Lumos Networks Corp. Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions and other enterprises over our approximately 10,100 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

On February 18, 2017, we entered into a definitive agreement (“Merger Agreement”) by and among the Company, MTN Infrastructure TopCo, Inc. (“Parent”) and MTN Infrastructure BidCo, Inc. (“Merger Sub”), pursuant to which we will be acquired by EQT Infrastructure investment strategy (“EQT Infrastructure”), subject to shareholder approval, regulatory approval and other customary closing conditions. Pursuant to the Merger Agreement, each outstanding share of common stock of the Company prior to the effective time of the Merger shall be automatically converted into the right to receive $18.00 in cash. See Part II, Item 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information.

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

Business Strategy

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) monetize our approximately 10,100 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carriers and enterprise customers while maintaining our ratio of data revenue from on-net traffic at or above 80%;  (ii) use our “expansion” and "edge-out” strategies to enter into new markets and extend into markets adjacent to our existing footprint to increase our addressable market size; (iii) leverage our growing fiber network to expand to new fiber to the cell opportunities under long term contracts; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy in both organic and inorganic opportunities to grow our data business while maintaining our capital efficiency and expanding margins.

Our data segment, which provided approximately 60% of our total revenue in 2016, represents the main growth opportunity and is the key focal point of our strategy and includes our enterprise data, transport and FTTC product groups. A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment. Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin. We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  We are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge-out markets, maximizing the use of our carrier end user distribution channel, providing connection to data centers for our enterprise customers and improving penetration in existing markets.

Our residential and small business (“R&SB”) and RLEC access segments provided approximately 30% and 10% of our total revenue in 2016, respectively.  Our R&SB segment includes legacy voice and IP services products targeted to our residential and small business customers.  Our RLEC access segment provides other carriers access to our network within our RLEC territories, primarily through switched access services.  These segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows.  Despite declining revenues as a result of regulatory actions taken to reduce intra-state tariffs, access line loss resulting from residential wireless substitution, technology changes and product replacement of voice service offerings from cable operators in our markets, we expect the cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.

The key imperatives for our data growth initiatives are as follows:

Enhance Carrier Ethernet Network and Grow FTTC Revenues

As demand for FTTC services, greater data transport bandwidth and guaranteed network stability continues, there is an increasing demand to provide carrier Ethernet networks to our wireless carrier customers and select large data transport customers. In 2014, we completed the core construction of an approximately 850-mile carrier network within our existing fiber network to provide FTTC solutions to multiple large wireless communication providers and select large enterprise customers who operate in our markets and connected the first FTTC sites to this carrier network.  The majority of our existing FTTC traffic has now been migrated to this dedicated network. Additionally, since its construction, new traffic has been and will continue to be added directly to this network, including new cell towers installed in our expansion markets of Richmond, VA and Norfolk, VA. We intend to significantly increase FTTC connectivity to cell sites in close proximity to our fiber network over the next several years to capitalize on the growth opportunity in our expanding footprint.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our carrier customers with legacy services to our Ethernet-based services with the intent of limiting churn and improving the customer experience.

Enhance Legacy Enterprise Networks and Grow Enterprise Revenues

As demand for greater data bandwidth and guaranteed network stability continues to grow within enterprise services, we continue to invest capital in expanding and enhancing our enterprise networks to accommodate our customer needs. Growing our enterprise revenues using a success-based expansion approach is critical to ensuring the desired returns on invested capital are met.  As of December 31, 2016, our 10,100 route-mile fiber network was connected to approximately 2,031 buildings.  We believe there is significant prospect to compete for opportunities to connect to additional buildings and data centers in close proximity to our existing fiber network.  Our primary sales channels are enterprise-direct and carrier end user.  Our carrier end user channel facilitates the sale of enterprise data services for national carrier customers that are within our footprint.  Through use of this sales channel we are able to leverage our existing fiber infrastructure to grow revenue and reduce the likelihood of being overbuilt within our markets.  In addition to our initiatives centered on enhancing our network and improving operational performance, we will continue to deliberately and proactively manage our enterprise customers with legacy services to our Ethernet-based services, and appropriately incent our sales force to focus on renewal of long-term contracts with the intent of reducing churn and improving the customer experience.

Monetize our Expansion Markets and Edge-Out into Key Markets Adjacent to Our Existing Network Footprint

Driven by demand from existing enterprise and carrier customers, our expansion strategy grows our fiber network into new contiguous markets by leveraging existing and new assets.  In 2016, we added 1,505 route miles of new fiber to our network, which includes the remaining portion of our recently completed 822 route mile expansion in the Richmond and Norfolk area. This expansion was underpinned by a long-term FTTC contract with a national U.S. wireless carrier, which connected a total of approximately 257 new cell sites to our fiber network, most of which were added in early 2016.  We intend to continue to monetize this expansion by selling bandwidth infrastructure services to new and existing carrier and enterprise customers in the Richmond and Norfolk markets.  As we expand into these new markets we are significantly increasing our addressable market size, thus allowing us to bring new FTTC carrier customers and enterprise customers onto our fiber networks.  Our edge-out strategy, which focuses on incrementally adding network assets and new customers in markets in close proximity to our existing footprint, is complementary to our expansion strategy in Richmond, VA and Norfolk, VA.

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

Additionally, through the pursuit of inorganic growth opportunities, which would be accretive to our overall financial results and serve to accelerate our transition to a pure-play fiber bandwidth infrastructure, we seek to maximize capital efficiency.

Business Segments

We have three reportable business segments, as follows:

Data

Our data segment includes our enterprise data, transport and FTTC product groups.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, state and local government agencies, financial institutions, educational institutions and other enterprises.  Revenues from our data segment accounted for 59.7%, 56.0% and 52.9% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  Data product lines are growing at a pace that significantly exceeds our legacy product lines and in aggregate, they also provide a higher gross margin.  The objective of our data segment is to leverage the ever increasing data bandwidth demands from our enterprise and carrier customers in our existing and expanding addressable markets.

Our data segment operations are based upon our expansion, edge-out and on-net strategies that seek to capitalize on new markets by maximizing the use of our fiber assets while optimizing capital efficiency and profitability.  In 2016, we continued to invest significant capital towards our growth businesses within our data segment.  Our strategy requires disciplined use of capital expenditures on success-based projects to grow our fiber assets and reach an increasing number of both carrier and enterprise customers. We believe our growth strategies, combined with our commitment to customer service, will continue to attract larger customers in our key vertical markets.

We generate growth within our data segment through new long-term FTTC contracts with wireless carriers deploying LTE services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers.  In 2016, we added 205 FTTC sites, representing a year-over-year increase of approximately 18.7%, and 299 on-net buildings, representing an increase of approximately 17.3% year-over-year.  Our sales force is organized into carrier and enterprise teams to effectively pursue the respective opportunities.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out plans in a timely and disciplined manner, attract new customers and successfully manage churn through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

R&SB

Our R&SB segment includes the following voice products:  local lines, primary rate interface (“PRI”), long distance, toll and directory advertising and other voice services (excluding voice over IP (“VoIP”) services, which are typically provided to enterprise customers and are included in our data segment) and the following IP services products: fiber-to-the-premise broadband XL, DSL, integrated access and IPTV video.  These products are sold to residential and small business customers through our competitive local exchange carrier (“CLEC”) and rural local exchange carrier (“RLEC”) networks.  Revenues from our R&SB segment accounted for 30.6%, 32.9% and 35.8% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  Despite declining revenues, we expect the cash flows from our legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.  As of December 31, 2016, we operated approximately 65,285 CLEC lines and approximately 22,991 RLEC telephone access lines, a portion of which are fiber-fed and have IPTV-based video services and broadband Internet access offering speeds of up to 1 Gigabit.  We also provide high-speed DSL bundled services to customers within this segment.  This segment also includes revenues from switched access services provided to other carriers in our competitive markets.

RLEC Access

Our RLEC access segment provides carrier customers access to our network within our RLEC footprint and primarily includes switched access services.  Revenues from our RLEC access segment accounted for 9.7%, 11.1% and 11.3% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  A significant portion of our RLEC access segment revenues are derived from programs funded by regulatory agencies for recovery of revenue loss resulting from intercarrier compensation reform.  We anticipate continuing declines in RLEC access revenues primarily resulting from regulatory actions taken by applicable regulatory authorities as described in the Regulation section below and also due to access line loss.

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

Residential and Small Business:

We provide fiber-to-the-premise Broadband XL and DSL Internet, voice, video and IP services to our residential and small business customers.  Our voice service offerings include local lines, PRI, long distance, toll and directory advertising and other voice services.  Our customers have the option of bundling our voice, broadband and video service offerings.  Our IP-enabled product offerings combine voice and data services over dedicated broadband facilities utilizing VoIP protocols allowing customers dynamically allocated bandwidth to maximize voice and data transmission. VoIP technology also enables advanced voice features such as simultaneous ring, remote office, SIP trunks and business continuity.  Our IPTV-based video services offer over 300 channels, including approximately 90 high definition channels, video-on-demand, TV Everywhere and DVR capability.

Carrier Access:

In addition to our data services, we also provide carrier customers with access to our network within our footprint, which primarily includes switched access services.

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

Our specialized sales force is organized into carrier and enterprise teams to effectively pursue opportunities. Our carrier sales team is focused on capitalizing on increased bandwidth demand through new long-term FTTC and data transport contracts and bandwidth upgrades and maximizing on-net growth through our carrier end user sales channel. We expect an increasing portion of new enterprise sales over time will be through this sales channel, which provides access to new enterprise customers through strategic partnerships with national carriers to provide fiber bandwidth solutions over our network. Our enterprise sales team is focused on selling in our expansion and edge-out markets and improving enterprise penetration within our existing markets.

Our recently expanded markets include Richmond, VA and Norfolk, VA (including the City of Petersburg and the Hampton Roads area).  Our expansion in these markets significantly increases our addressable market for FTTC and enterprise data. We employ in-market sales teams to drive revenue growth in these markets.  In 2016, we hired a Vice President and General Manager with significant sales experience dedicated to leading the recently expanded enterprise sales team for our Richmond and Norfolk markets.

Marketing.  Our marketing team is primarily focused on driving revenue growth in our data business, particularly in our expansion markets of Richmond, VA and Norfolk, VA, revenue retention in our residential and small business segment and enhancing the overall customer experience.  During 2015, we completed a robust market analysis in our existing, expansion and edge-out markets which provided further visibility into our data business growth opportunities and in 2016 we refreshed the market analysis of the expansion markets based on the placement of our fiber within these regions. We have developed and are implementing a comprehensive outreach and lead generation strategy across our footprint. We also continue to implement a multi-phase customer experience enhancement plan that provides deeper customer data visibility internally and enables proactive management of our top customers’ experience.

Customer Care.  We differentiate our customer care teams so our customer care representatives can provide the highest level of service by specializing in servicing and supporting data customers and residential and small business customers.  We continue to implement our Elite Care and Platinum Care programs, which are designed to provide a higher level of service to our top wireless carrier and enterprise data customers, respectively. Each customer is assigned a dedicated Client Program Manager who assists in proactively managing the customers’ experience and addresses customer issues and opportunities using a cross functional team approach that engages sales, network, service delivery and customer care teams in both pre- and post-sales support. The Client Program Manager is assisted by a Technical Support Manager who focuses on support of network performance.

Our Network and Platform

We have developed a fiber optic network of long-haul fiber, carrier Ethernet and Ethernet rings located primarily in Virginia and West Virginia, and portions of Pennsylvania, Maryland, Ohio and Kentucky.  As of December 31, 2016, our fiber network spanned approximately 10,100 route miles.

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

Over the past three years, we have constructed a new MEF certified Carrier Ethernet MPLS/IP fiber overlay network and migrated the majority of our FTTC traffic to this dedicated network.  This overlay network, originally totaling approximately 850 route miles, connects four key markets in our footprint (Pittsburgh, PA, Charleston, WV, Roanoke, VA and Ashburn, VA) and meets carrier class requirements for fast-rerouting, full redundancy and low latency performance.  In 2016, we replicated this network design into our newly constructed FTTC network in our expansion markets of Richmond, VA and Norfolk, VA. Our second network operations center located in Pittsburgh, PA, opened in 2014, is compatible with our FTTC all-IP network overlay.  The Pittsburgh network operations center provides replication of all traditional functions of our existing network operations center located in Waynesboro, VA, including performance surveillance, repair, upgrade and maintenance of our fiber network and redundancy of our business continuity and disaster recovery functions.  Our parallel network operations centers provide technical surveillance of our network using industry leading network management systems.

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

As a result of the rapid growth in demand for broadband data transport, we expect that our competition will increase from market entrants offering FTTC, metro Ethernet solutions and other high-speed data services, including cable and wireless access.  Our competition includes:

•	ILECs including AT&T, Verizon, Frontier, Windstream and CenturyLink;
•	national fiber service providers and CLECs, including Level 3 and Zayo; and
•	national and regional cable operators, including Comcast, Shentel, Cox, Time Warner Cable and Suddenlink.

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

Employees

As of December 31, 2016, we employed 564 full-time and two part-time employees. Of these employees, 38 are covered by a collective bargaining agreement that expires September 20, 2019.  We believe that we have good relations with our employees.

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

Our RLECs began charging the ARC and began receiving funding from the CAF on July 1, 2012.  Effective July 1, 2013, our RLECs and CLECs reduced their rates for most intrastate access to interstate rates. Effective July 1, 2014, July 1, 2015, and July 1, 2016, our RLECs and CLECS further reduced interstate and intrastate access charges as required by the FCC.

Net Neutrality.

On March 12, 2015, the FCC released an order reclassifying broadband Internet access service to be a common carrier service subject to regulation under Title II of the Telecommunications Act.  The order took effect on June 12, 2015.  This “net neutrality” order applies to all wireline and wireless providers of broadband Internet access services.  The FCC regulations adopted in the order prohibit blocking, throttling, and paid prioritization by Internet service providers. The net neutrality order also requires providers to disclose certain information to consumers, including rates, fees, and data allowances. To date, the new rules have had no material adverse effect on our consolidated financial position, results of operations or cash flows.

State Regulation of RLEC, CLEC and Interexchange Services

Most states require wireline telecommunications providers to obtain authority from state regulatory commissions prior to offering common carrier services.  Our two RLEC subsidiaries are certificated as ILECs in Virginia.  As of December 31, 2016, we have subsidiaries certificated as CLECs in Virginia, West Virginia, Pennsylvania, Maryland, Ohio and Kentucky. Through a business acquisition in January 2017, we added subsidiaries certificated as CLECs in North Carolina, South Carolina, Alabama, Tennessee, and Georgia.  State regulatory commissions generally regulate RLEC rates for intrastate services and RLECs must file tariffs setting forth the terms, conditions and prices for their intrastate services.  Our RLECs are subject to regulation in Virginia by the State Corporation Commission (“SCC”).  Although we file tariffs covering our CLEC services, our rates for such CLEC services generally fluctuate based on market conditions.

Local Government Authorizations

Certain governmental authorities require permits to open streets for construction and/or telecommunications franchises to install or expand facilities.  Video franchises are also required for most of our video services.  We obtain such permits and franchises as required.  We hold video franchises in the City of Waynesboro, Botetourt County, City of Lynchburg, portions of the City of Staunton,

Bedford County, Alleghany County, City of Covington, Town of Clifton Forge, and Town of Iron Gate.  All of these localities are in the Commonwealth of Virginia.

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

We generated approximately 32% of our operating revenue from our five largest carrier customers in the year ended December 31, 2016. No single customer currently represents more than 10% of our operating revenues.  If we were to lose one or more of these carrier customers, our revenues would decline, which could have a material adverse effect on our business, financial condition and operating results.

We may have to undertake further restructuring plans which would require additional charges.

From time to time we have incurred restructuring charges as a result of changes in our business strategy. In 2016, we incurred $1.9 million in restructuring costs related to workforce reductions. We plan to continue to evaluate our business, which may result in additional restructuring activities. We may choose to implement workforce reductions, outsource certain functions or consolidate or close certain facilities. Decisions to engage in future restructuring activities could involve realization of losses, wind-up expenses, workforce reductions, impairment of assets and the elimination of revenues along with associated costs, any of which could adversely affect our results of operations and cash flows.

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

Lumos Networks Operating Company, our wholly-owned subsidiary, has a credit facility (the “Credit Facility”) which consists of senior secured term loans and a senior secured revolving credit facility.  Our indebtedness under the Credit Facility was $340.4 million at December 31, 2016 and it carries interest expense of approximately $13 million annually.

We also have $150 million in aggregate principal amount of 8% Notes due 2022 (the “8% Notes”) issued to an entity formed by Pamplona Capital Management, LLP (together with another entity formed by Pamplona Capital Management, LLP that acquired warrants to purchase our common stock, the “Pamplona Entities”).  Our 8% Notes carry interest expense of approximately $12 million annually.

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

We are a party to collective bargaining agreements with our labor union, which represented 38 employees as of December 31, 2016.  Although we believe that relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements when they expire.  If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our union arise, or if our unionized workers engage in a strike or a work stoppage, we could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have an adverse effect to the business.  Our collective bargaining agreements are generally renegotiated every three years and the current agreements expire September 20, 2019.

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

If we fail to remediate the identified material weakness in internal controls over financial reporting, our reputation, business or stock price could be adversely affected.

As described in “Part II, Item 9A - Controls and Procedures,” our management identified a control deficiency related to insufficient review procedures over income tax accounting for the 8% Notes that our management has concluded represents a material weakness. As a result, management reported that internal controls over financial reporting were not effective as of December 31, 2016 due to the existence of the material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017. However, we cannot provide assurance that this will occur within the contemplated timeframe. The occurrence of or failure to remediate this material weakness may adversely affect our reputation and business and the market price of our common stock.

Any significant impairment of our goodwill or intangible assets would lead to a decrease in our assets and a reduction in net income.

As of December 31, 2016, we had goodwill and other intangible assets of approximately $108.8  million (approximately 14.4% of total assets).  If the impact or the timing of ongoing regulatory reform actions is significantly different than what we anticipate or if there are other regulatory or operating changes to our business, we may be forced to record an impairment charge, which would lead to a decrease in our assets and reduction in net income.  We test goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill or indefinite-lived intangible asset and the implied fair value of the asset in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about the fair values of our reporting units. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, existing or new product market acceptance, changes in competition or changes in technologies.  Any changes in key fair value assumptions, or actual performance compared with those assumptions, about our business and our future prospects or other assumptions could affect the fair value of one or more of the indefinite-lived intangible assets or of the reporting units, resulting in an additional impairment charge.

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

Two of our nine current directors that serve on our board of directors are representatives or designees of the Pamplona Entities pursuant to an Investors Rights Agreement between a Pamplona Entity and us. By virtue of the Investors Rights Agreement and such representation on the board of directors, the Pamplona Entities have influence over corporate and management policies and matters submitted to our stockholders, including the election of the directors.

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

Risks Related to the Merger:

In connection with the proposed Merger with EQT Infrastructure, we are subject to certain risks including, but not limited to, those set forth below.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

Completion of the Merger is subject to various closing conditions, including but not limited to, obtaining necessary approvals and consents from shareholders and other regulatory agencies. There can be no assurance that the Company will receive the necessary approvals for the transaction or receive them within the expected timeframe. The announcement and pendency of the Merger, as well as any delays in the expected timeframe could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include:

•	an adverse effect on our relationships with customers, vendors and employees;
•	a diversion of a significant amount of management time and resources towards the completion of the Merger;
•	being subject to certain restrictions on the conduct of our business; and
•	difficulties attracting and retaining key employees

Failure to complete the Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. The Merger may be terminated under certain specified circumstances, including, but not limited to, a termination of the Merger Agreement by us to enter into an agreement for a “superior proposal”. If the Merger Agreement is terminated by us, we may be required to pay Parent a termination fee of $16,069,000. Payment of the breakup fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations or financial condition.

 Potential litigation instituted against the Company and its directors challenging the proposed Merger may prevent the Merger from becoming effective within the expected timeframe or at all.

Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business.

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

Location	Property Description	Approximate Square Footage
Harrisonburg, VA	Competitive POP	2,500
Troutville, VA	Switch and Video Headend Building	11,900
Clifton Forge, VA	Switch Building	6,600
Covington, VA	Service Center	13,000
Waynesboro, VA	Service Center	9,100
Daleville, VA	Regional Operations Center	21,000
Covington, VA	Switch Building	20,800
Waynesboro, VA	Corporate Headquarters	30,000
Waynesboro, VA	Switch Building	33,920
Daleville, VA	Service Center	9,400
Washington, PA	Competitive POP	1,580

We also lease the following significant properties:

•

Our Charleston, West Virginia regional operations center (wireline switching) under a sub-lease from a subsidiary of Shenandoah Telecommunications Co. for approximately 3,200 square feet of this space;

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

Item 3.  Legal Proceedings.

We are involved in routine litigation in the ordinary course of our business,  including litigation involving disputes relating to our billings to other carriers for access to our network (see Note 14 in Part II, Item 8. Financial Statements and Supplementary Data).  We do not believe that any pending or threatened litigation of which we are aware will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “LMOS.”  On March 15, 2017, the last reported sale price for our common stock was $17.75 per share.

Our common stock has been traded on the NASDAQ Global Market under the symbol “LMOS” since November 1, 2011.  Prior to that time, there was no established public trading market for our common stock.  The following table sets forth the high and low prices per share of our common stock for each of the quarters in 2016 and 2015, which correspond to our quarterly fiscal periods for financial reporting purposes. No cash dividends were declared during 2016 or 2015.

	Stock Price per Share
	High	Low	Cash Dividends Declared per Common Share
2015:
First Quarter	$18.29	$15.25	$-
Second Quarter	15.95	13.33	-
Third Quarter	14.70	11.30	-
Fourth Quarter	13.65	11.12	-

2016:
First Quarter	$13.20	$10.42	$-
Second Quarter	13.05	10.89	-
Third Quarter	14.54	10.94	-
Fourth Quarter	15.85	13.44	-

Stock Performance Graph

The following indexed line graph indicates our total return to stockholders from November 1, 2011 (the first day our Common Stock began trading on the NASDAQ Global Market) to December 31, 2016, as compared to the total return for the NASDAQ Composite index and the NASDAQ Telecommunications Index for the same period.  The calculations in the graph assume that $100 was invested on November 1, 2011 in our Common Stock and each index and also assume dividend reinvestment.

Cumulative Total Shareholder Return

Lumos Networks, NASDAQ Composite Index
and NASDAQ Telecommunications Index
(11/1/11 - 12/31/16)

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Lumos Networks Corp.	$67	$141	$113	$75	$105
NASDAQ Composite Index	$116	$160	$182	$192	$206
NASDAQ Telecommunications Index	$105	$130	$141	$131	$150

Holders

There were approximately 2,900 holders of our common stock on March 15, 2017.

Dividends

On March 4, 2015, our board of directors terminated our quarterly dividend in favor of allocating capital to growth opportunities. As such, no cash dividends were declared in 2015 or 2016.

Issuer Purchases of Equity Securities

The Company does not currently have a share repurchase program in effect.  However, from time to time the Company repurchases shares of common stock from employee plan participants for settlement of tax withholding obligations in connection with the vesting of restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan.  The number of shares repurchased and the average price paid per share for each month in the three-months ended December 31, 2016 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	2,451	$14.42	N/A	N/A
November 1, 2016 - November 30, 2016	-	$-	N/A	N/A
December 1, 2016 - December 31, 2016	-	$-	N/A	N/A
	2,451	$14.42	N/A

Credit Agreement

Amounts that can be made available to pay dividends or to repurchase shares are limited by a restricted payment basket in our Credit Agreement.

Item 6.  Selected Financial Data

SELECTED HISTORICAL FINANCIAL INFORMATION(1)

	Lumos Networks Corp. Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Operating Revenues	$206,899	$204,269	$201,456	$207,475	$206,871

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	38,973	42,205	42,978	45,366	49,608
Selling, general and administrative, exclusive of depreciation and amortization shown separately below (2), (3)	84,978	77,292	62,672	73,800	76,413
Depreciation and amortization and accretion of asset retirement
obligations	51,394	47,666	45,330	42,424	39,008
Restructuring charges	1,940	638	-	50	2,981
Gain on settlements, net	-	-	-	-	(2,335)
Total Operating Expenses, net	177,285	167,801	150,980	161,640	165,675
Operating Income	29,614	36,468	50,476	45,835	41,196

Other Income (Expenses)
Interest expense	(28,385)	(19,918)	(15,575)	(14,191)	(11,921)
Gain (loss) on interest rate swap derivatives	-	665	492	(144)	(1,898)
Other income (expense), net	389	114	664	(1,587)	81
Total Other Expenses, net	(27,996)	(19,139)	(14,419)	(15,922)	(13,738)
Income Before Income Taxes	1,618	17,329	36,057	29,913	27,458
Income Tax Expense	1,962	7,146	14,409	12,019	11,010

Net (Loss) Income	(344)	10,183	21,648	17,894	16,448

Net Income Attributable to Noncontrolling Interests	(179)	(157)	(120)	(121)	(108)
Net (Loss) Income Attributable to Lumos Networks Corp.	$(523)	$10,026	$21,528	$17,773	$16,340

Basic and Diluted Earnings (Loss) per Common Share
Attributable to Lumos Networks Corp. Stockholders

Basic (Loss) Earnings per Share	$(0.02)	$0.44	$0.97	$0.81	$0.78
Diluted (Loss) Earnings per Share	$(0.02)	$0.43	$0.95	$0.80	$0.76

Cash Dividends Declared per Share - Common Stock	$-	$-	$0.56	$0.56	$0.56

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$33,575	$13,267	$14,140	$14,114	$2
Marketable securities	38,081	88,811	16,870	38,480	-
Property and equipment, net	536,288	498,944	429,451	378,723	336,589
Total assets	753,372	745,372	611,807	592,369	509,227
Total long-term debt	468,415	466,700	368,177	373,336	308,290
Stockholders' equity attributable to
Lumos Networks Corp.	$135,174	$131,392	$92,677	$86,333	$64,050

(1)

During 2016 certain presentation changes have been made within the operating expense line items on the consolidated statements of operations. The operating expense line items for the years ended December 31, 2015, 2014, 2013 and 2012 have been retrospectively revised in order to conform to the current year presentation. Specifically, the previously reported line item “network access costs” has been removed and the new line item “cost of revenue” has been added along with the necessary operating expense reclassifications. These reclassifications were not the result of an error and have no effect on previously reported operating income, net income or earnings per share.

(2)	Selling, general and administrative expenses include equity-based compensation expense, as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Equity-based compensation expense	$9,581	$5,881	$4,340	$6,778	$3,912

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

Overview

Lumos Network Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions over our approximately 10,100 route-mile fiber network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) monetize our approximately 10,100 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carriers and enterprise customers while maintaining our ratio of data revenue from on-net traffic at or above 80%;  (ii) use our “expansion” and "edge-out” strategies to enter into new markets and extend into markets adjacent to our existing footprint to increase our addressable market size; (iii) leverage our growing fiber network to expand to new fiber to the cell opportunities under long term contracts; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy in both organic and inorganic opportunities to grow our data business while maintaining our capital efficiency and expanding margins.

Merger with EQT Infrastructure

On February 18, 2017, we entered into a definitive agreement (“Merger Agreement”) by and among the Company, MTN Infrastructure TopCo, Inc. (“Parent”) and MTN Infrastructure BidCo, Inc. (“Merger Sub”), pursuant to which we will be acquired by EQT Infrastructure investment strategy (“EQT Infrastructure”), subject to shareholder approval, regulatory approval and other customary closing conditions. Pursuant to the Merger Agreement, each outstanding share of common stock of the Company prior to the effective time of the Merger shall be automatically converted into the right to receive $18.00 in cash. Refer to the Current Reports filed on Form 8-K on February 21, 2017 and February 22, 2017 for further information related to the merger.

Business Segments

Our operating segments generally align with our major product and service offerings and coincide with the way that our chief operating decision makers measured performance and allocated resources during 2016.  Our current reportable operating segments are data, residential and small business (“R&SB”) and RLEC access.

Our data segment provided 59.7%,  56.0% and 52.9% of our total revenue for the years ended December 31, 2016,  2015 and 2014, respectively.  Revenue for our data segment increased 8.1% for the year ended December 31, 2016, as compared to 2015.  This segment, which includes our enterprise data, transport and FTTC product and service groups, represents the main growth opportunity and is the key focal point of our strategy.  We market and sell these services primarily to carriers and enterprise customers, including healthcare providers, local government agencies, financial institutions, educational institutions and other enterprises.  Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability. Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out strategies in a timely and disciplined manner, attract new customers and successfully manage churn through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

The 8.1% growth in our data segment revenues in 2016 was achieved primarily through new FTTC connections with wireless carriers deploying long-term evolution (“LTE”) services and bandwidth upgrades on existing contracts, improving enterprise penetration within our existing and new markets and providing greater Ethernet bandwidth to enterprise customers. This is reflected by the addition of 205 FTTC sites and 299 lit buildings in 2016. Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge out markets (with an emphasis on targeting large enterprise customers in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, providing connection to data centers for our enterprise customers and improving penetration in existing markets.    As of December 31, 2016, we had 1,304 cell towers and 2,031 buildings connected to our fiber network, including 36 data centers.  Our FTTC revenue increased $8.2 million, or 28.8%, as a result of the growth in connected towers as well as the addition of second tenants and bandwidth upgrades on existing towers.  Revenues from our enterprise data products increased $6.5 million, or 14.2%, due to growth in our metro Ethernet and dedicated Internet product lines.  The growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.    As we continue to implement our data growth strategy, which includes monetizing our recently expanded fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will continue to be more than offset by revenues from carrier Ethernet products, including long-term FTTC contracts, new enterprise customers and expanded bandwidth services with existing customers.

Our R&SB segment provided 30.6%,  32.9% and 35.8% of our total revenue for the years ended December 31, 2016,  2015 and 2014, respectively.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined 5.8% for our R&SB segment in 2016 as compared to 2015 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We currently expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided 9.7%,  11.1% and 11.3% of our total revenue for the years ended December 31, 2016,  2015 and 2014, respectively.  This business requires limited incremental capital to maintain the underlying assets and delivers reasonably predictable cash flows.  However, revenue decline over time is expected due to access line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  However, a portion of the access revenue previously received from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012.  These actions directly impact the access rates charged by our RLECs, which provide service to the rural Virginia cities of Waynesboro and Covington, and portions of the Virginia counties of Alleghany, Augusta and Botetourt.  Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $19.0 million, $21.4 million and $22.5 million for the years ended December 31, 2016,  2015 and 2014, respectively, most of which are reported in our RLEC access segment.

Our R&SB and RLEC access segments require limited incremental capital to maintain the underlying assets and deliver predictable cash flows. Despite declining revenues, we expect cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.

Our operating income margins were 14.3%, 17.9% and 25.1% for the years ended December 31, 2016,  2015 and 2014, respectively.  Excluding a $10.8 million curtailment gain recognized in 2014 as a result of the discontinuance of certain postretirement medical benefits, our operating income margins were 19.7% in 2014.  Our Contribution Margin ratios, as defined below, were 75.0%, 74.2% and 73.7% for the years ended December 31, 2016, 2015 and 2014, respectively.  Our Adjusted EBITDA margins, as defined below, were 46.0%,  45.0% and 50.0% for the years ended December 31, 2016,  2015 and 2014, respectively.  Excluding the curtailment gain, our Adjusted EBITDA margin was 44.6% for 2014.  Our Contribution Margin  ratios and our Adjusted EBITDA margin for 2016 increased slightly as compared to 2015 as the result of the increase in operating revenues and lower cost of revenue we experienced, partially offset by higher selling, general and administrative expenses.  Our operating income margins are impacted by increased depreciation expense resulting from our capital investments, primarily in our fiber optic network,  as well as restructuring charges incurred primarily during 2016 and 2015.

Operating Revenues

Our revenues are generated from the following segments:

•	Data, which includes the following products: enterprise data (metro Ethernet, dedicated Internet, VoIP, and private line), transport, and FTTC;
•

R&SB, which includes legacy voice products (local lines, PRI, long distance, toll and directory services and other voice services) and IP services (integrated access, DSL, fiber-to-the-premise broadband XL and IP-based video). This segment also includes revenues from switched access services provided to other carriers in our competitive markets; and

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
o

Direct operating and selling costs, which include salaries, wages and benefits of field personnel, subscriber based third party licensing and maintenance fees, sales commissions and property taxes, repair and maintenance and utilities necessary to own and operate customer equipment and fiber connecting this equipment,

o

Indirect operating costs, which include salaries, wages and benefits of network operations, customer care, engineering, program management, sales, warehousing, product management and service delivery personnel and costs to maintain and operate our core fiber network, and

o

Corporate general and administrative costs,  which includes billing, bad debt expenses, taxes other than income and property taxes allocable to categories above, executive services, accounting, legal, purchasing, information technology, human resources and other corporate general and administrative expenses, including earned bonuses and equity-based compensation expense related to stock and option instruments held by employees and non-employee directors and amortization of actuarial losses and other gains or losses related to retirement plans;

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

The following is a reconciliation of net (loss) income attributable to Lumos Networks Corp. to Contribution Margin, as defined by us, on a consolidated basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net (Loss) Income Attributable to Lumos Networks Corp.	$(523)	$10,026	$21,528
Net Income Attributable to Noncontrolling Interests	179	157	120
Net (Loss) Income	(344)	10,183	21,648
Income tax expense	1,962	7,146	14,409
Interest expense	28,385	19,918	15,575
Gain on interest rate swap derivatives	-	(665)	(492)
Other income, net	(389)	(114)	(664)
Operating Income	29,614	36,468	50,476
Depreciation and amortization and accretion
of asset retirement obligations	51,394	47,666	45,330
Restructuring charges	1,940	638	-
Indirect operating costs	36,421	35,590	34,580
Corporate general and administrative costs, including equity-based compensation and acquisition and separation related charges	35,757	31,112	18,071
Contribution Margin	$155,126	$151,474	$148,457

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

The following table provides a reconciliation of net (loss) income attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by us, on a consolidated basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net (Loss) Income Attributable to Lumos Networks Corp.	$(523)	$10,026	$21,528
Net Income Attributable to Noncontrolling Interests	179	157	120
Net (Loss) Income	(344)	10,183	21,648
Income tax expense	1,962	7,146	14,409
Interest expense	28,385	19,918	15,575
Gain on interest rate swap derivatives	-	(665)	(492)
Other income, net	(389)	(114)	(664)
Operating Income	29,614	36,468	50,476
Depreciation and amortization and accretion
of asset retirement obligations	51,394	47,666	45,330
Amortization of actuarial losses	1,350	1,350	248
Equity-based compensation	9,581	5,881	4,340
Restructuring charges	1,940	638	-
Acquisition and separation related charges	1,211	-	-
Employee separation charges	-	-	244
Adjusted EBITDA	$95,090	$92,003	$100,638

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

Income Taxes

Our income tax expense and effective tax rate increases or decreases based upon changes in a number of factors, including primarily the amount of our pre-tax income or loss, non-deductible interest and other expenses and state minimum tax assessments.

Noncontrolling Interests in Earnings of Subsidiaries

We have a  partnership through our RLEC with a 46.3% noncontrolling interest that owns certain signaling equipment and provides services to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

Operating revenues increased  $2.6 million, or 1.3%, from 2015 to 2016 resulting from an increase in data segment revenues of $9.3 million, partially offset by decreases in R&SB segment revenues of $3.9 million and RLEC access segment revenues of $2.8 million.   The growth in data segment revenues was primarily driven by increases in FTTC revenue of $8.2 million and enterprise data revenue of $6.5 million, which increases  were partially offset by declines in transport revenues.    The $3.9 million decline in R&SB segment revenues is due primarily to line loss from legacy voice products. For further information regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $6.9 million from $36.5 million in 2015 to $29.6 million in 2016 due primarily to a  $7.7 million increase in other selling, general and administrative expenses,  a  $3.8 million increase in depreciation and amortization expense and $1.9 million in restructuring charges.  These increased costs were partially offset by a $5.9 million increase in gross margin (operating revenues less cost of revenue).  Variances in the individual line items on the consolidated statements of operations are described in the “Operating Expenses” section below.

Net income attributable to Lumos Networks decreased $10.5 million from 2015 to 2016. Reflected in these results was a $6.9 million decrease in operating income and an increase in interest expense of $9.1 million (net of changes in the fair value of interest rate swap derivatives), partially offset by a decrease in income tax expense of $5.2 million.

Contribution Margin increased $3.7 million from 2015 to 2016. Adjusted EBITDA was $95.1 million in 2016 compared to Adjusted EBITDA of $92.0 million in 2015.  The year-over-year increase in Contribution Margin and Adjusted EBITDA  is primarily attributable to the increase in gross margin as described above and discussed in further detail below.

OPERATING REVENUES

The following table identifies our operating revenues by major product group for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Operating Revenues:
Data:
Enterprise data	$52,339	$45,820	$6,519	14.2%
Transport	34,606	40,021	(5,415)	(13.5)%
FTTC	36,659	28,470	8,189	28.8%
Total data	123,604	114,311	9,293	8.1%
R&SB:
Legacy voice	41,322	45,235	(3,913)	(8.7)%
IP services	17,404	16,726	678	4.1%
CLEC access	4,602	5,253	(651)	(12.4)%
Total R&SB	63,328	67,214	(3,886)	(5.8)%
RLEC Access	19,967	22,744	(2,777)	(12.2)%
Total operating revenues	$206,899	$204,269	$2,630	1.3%

Data.    Data revenues increased $9.3 million, or 8.1%, in 2016.  The overall increase in data revenues is due to growth in FTTC services for wireless carriers and growth in enterprise data revenues, partially offset by churn in data transport revenues due to network grooming activities as described below:

•

Enterprise Data.  Enterprise data revenues increased 14.2% in 2016 primarily due to growth in revenues from our metro Ethernet and dedicated Internet products and reduced churn.  We connected to 2,031 on-net buildings as of December 31, 2016, as compared to 1,732 as of December 31, 2015.  The growth in these product revenues was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

•	Transport. The 13.5% decrease in transport revenue was primarily attributable to network grooming activities by carriers as TDM technology is replaced by Ethernet.
•

FTTC.  Revenues from our FTTC contracts grew 28.8% in 2016.  This growth is attributable to a 18.7% increase in our fiber connections to wireless cell sites, from 1,099 at December 31, 2015 to 1,304 at December 31, 2016 and increased bandwidth to existing connected cell towers, primarily in our expansion markets.

R&SB.  Revenue from residential and small business products declined 5.8% in 2016 as compared to 2015.  This decline was primarily due to the continuing churn of legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to VoIP services (which is included in data segment revenues).  As of December 31, 2016, we operated approximately 22,991  RLEC telephone access lines and approximately 65,285 competitive voice lines, compared to approximately 24,421 and 73,794, respectively, as of December 31, 2015.  This represents a 5.9% year-over-year decline in RLEC telephone access lines and an 11.5% year-over-year decline in competitive voice lines.  Growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video was more than offset by declines in revenue from legacy DSL products.  Our total Broadband XL subscribers increased from 7,649 at December 31, 2015 to 8,972 at December 31, 2016.

RLEC Access.  Revenue from RLEC access decreased 12.2% from 2015 to 2016, which is the result of the intrastate access rate reductions mandated by regulatory reform and a step-down in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and a decrease in RLEC telephone access lines.

OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Consolidated Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$38,973	$42,205	$(3,232)	(7.7)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	84,978	77,292	7,686	9.9%
Depreciation and amortization	51,279	47,527	3,752	7.9%
Accretion of asset retirement obligations	115	139	(24)	(17.3)%
Restructuring charges	1,940	638	1,302	204.1%
Total operating expenses	$177,285	$167,801	$9,484	5.7%

Cost of Revenue, exclusive of Depreciation and Amortization.   Cost of revenue decreased $3.2 million, or 7.7%, from the prior year primarily due to the overall decrease in voice access lines and network grooming, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $7.7 million, or 9.9%, in 2016 as compared to 2015 primarily as a result of a $3.7 million increase in equity-based compensation due primarily to an annual employee bonus paid in the form of immediately vested shares of our common stock and an increase in network maintenance and operating costs of $4.5 million and increases in other general and administrative costs, partially offset by a $1.3 million decrease in salaries, wages and benefits primarily due to increased capitalized labor and decreased sales commission in addition to the employee reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization increased $3.8 million, or 7.9%, over 2015.  This net increase is attributable to a $6.0 million increase in depreciation expense, partially offset by a $2.2 million decrease in amortization expense.  The increase in depreciation costs is a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and enterprise and FTTC site installations.  The decrease in amortization cost is attributable to run off of amortization for customer intangible assets under an accelerated amortization method based on these assets’ estimated patterns of benefit.

Restructuring Charges.    We incurred $1.9 million in restructuring charges in 2016, which consisted of separation benefits associated with an employee reduction-in-force that was completed in 2016.

The following table identifies our operating expenses by segment for the years ended December 31, 2016 and 2015 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Segment Operating Expenses:
Data	$67,586	$63,592	$3,994	6.3%
R&SB	41,611	45,788	(4,177)	(9.1)%
RLEC Access	2,612	2,886	(274)	(9.5)%
Total segment operating expenses	$111,809	$112,266	$(457)	(0.4)%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$111,809	$112,266	$(457)	(0.4)%
Depreciation and amortization and
accretion of asset retirement obligations	51,394	47,666	3,728	7.8%
Equity-based compensation expense	9,581	5,881	3,700	62.9%
Acquisition and separation related charges	1,211	-	1,211	(100.0)%
Restructuring charges	1,940	638	1,302	204.1%
Amortization of actuarial losses	1,350	1,350	-	-%
Total operating expenses	$177,285	$167,801	$9,484	5.7%

Data.  Total operating expenses attributed to our data segment increased $4.0 million, or 6.3%, from 2015 to 2016 due to a $2.1 million increase in direct operating and selling costs, a $1.4 million increase in indirect operating costs and a $0.5 million increase in corporate general and administrative costs. The increases in the direct operating and selling costs and the indirect operating costs are directly attributable to our investment of resources in our network operations to support the growth in this segment in 2016 and drive future growth.  The increase in corporate general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the data segment grows in relation to the other segments.

R&SB.  The $4.2 million, or 9.1%, decrease in total operating costs attributed to our R&SB segment is primarily due to a $3.2 million decrease in cost of revenue,  a $0.5 million decrease in indirect operating costs and a $0.6 million decrease in corporate general and administrative costs. The decreases in cost of revenue and indirect operating costs are due to an approximate 10.1% year-over-year decrease in voice lines, as reflected in the decline in segment revenues and network grooming activities. The decrease in corporate general and administrative costs is primarily attributable to the decrease in allocated corporate expenses as the data segment grows and we redirect  resources to support and grow the data business.

RLEC Access.  Operating costs for the RLEC access segment decreased $0.3 million, or 9.5%, primarily attributable to a decrease in allocated corporate general and administrative costs.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	$ Variance	%Variance
Interest expense	$(28,385)	$(19,918)	$(8,467)	42.5%
Gain on interest rate swap derivatives	-	665	(665)	(100.0)%
Other income, net	389	114	275	241.2%
Total other expenses, net	$(27,996)	$(19,139)	$(8,857)	46.3%
Income tax expense	$1,962	$7,146	$(5,184)	(72.5)%

Interest Expense.  Interest expense in 2016 and 2015 primarily consists of incurred interest costs associated with our Credit Facility as well as amortization of debt issuance costs, and beginning in the third quarter of 2015, interest incurred on the 8% Notes as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense of $8.5 million is attributable to the interest on the 8% Notes for the full year of 2016,  partially offset by reduced interest costs on the Credit Facility due to lower interest rates and a partial prepayment using proceeds from the 8% Notes in 2015 (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data).

Gain on Interest Rate Swap Derivatives.  This gain is reflective of mark-to-market adjustments to record the liability associated with the interest rate swap derivatives at fair value on the consolidated balance sheets, which is impacted by fluctuations in interest rates and other market factors.  The interest rate swap derivatives expired on December 31, 2015 and were not replaced or renewed.

Other Income, net.  Other income primarily consists of interest income earned on marketable securities during 2016 and 2015, which was partially offset by costs incurred for the secondary public stock offering (see Note 1 in Part II, Item 8. Financial Statements and Supplementary Data) for 2015.

Income Tax Expense.  Income tax expense for the years ended December 31, 2016 and 2015 was $2.0 million and $7.1 million, respectively, which represents the federal statutory tax rate applied to pre-tax income and the effects of state income taxes and certain non-deductible charges for each period.  Our recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and, beginning in the third quarter of 2015, non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended.  The decrease in income tax expense was primarily due to a decrease in income before taxes.

At December 31, 2016, we had unused federal net operating losses (“NOLs”) of approximately $69.3 million, net of adjustments for unrecognized income tax benefits (“UTBs”) and unrealized excess tax benefits on stock compensation.  Our NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2036. We believe that it is more likely than not that the reversal of current deferred tax liabilities and the results of future operations will be sufficient to realize the deferred tax assets.

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

Operating income decreased $14.0 million from $50.5 million in 2014 to $36.5 million in 2015 due primarily to the $10.8 million curtailment gain recognized in 2014 related to discontinuance of benefits under the postretirement medical plan referenced above, a $3.8 million increase in other selling, general and administrative expenses, a $2.3 million increase in depreciation and amortization expense, and $0.6 million in restructuring charges.  These were partially offset by a $3.6 million increase in gross margin (operating revenues less cost of revenue).  Variances in the individual line items on the consolidated statements of operations are described in the “Operating Expenses” section below.

Net income attributable to Lumos Networks decreased $11.5 million from 2014 to 2015. Reflected in these results was a $14.0 million decrease in operating income and an increase in interest expense of $4.2 million (net of changes in the fair value of interest rate swap derivatives), partially offset by a decrease in income tax expense of $7.3 million.

Contribution Margin increased $3.0 million from 2014 to 2015 due to the revenue increases and cost of revenue decreases discussed above.

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
OPERATING EXPENSES

The following table identifies our operating expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Consolidated Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$42,205	$42,978	$(773)	(1.8)%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	77,292	62,672	14,620	23.3%
Depreciation and amortization	47,527	45,212	2,315	5.1%
Accretion of asset retirement obligations	139	118	21	17.8%
Restructuring charges	638	-	638	100.0%
Total operating expenses	$167,801	$150,980	$16,821	11.1%

Cost of Revenue, exclusive of Depreciation and Amortization.   Cost of revenue decreased $0.8 million, or 1.8%, from the prior year primarily due to the overall decrease in voice access lines and network grooming, partially offset by increases in collocation costs as we expand and enhance our fiber network.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $14.6 million, or 23.3%, in 2015 as compared to 2014 primarily as a result of a net curtailment gain of approximately $10.8 million recognized in 2014 due to the discontinuance of certain medical benefits under our postretirement medical plan, in addition to a $2.6 million increase in salaries, wages and benefit related costs due to increased headcount in our data business, partially offset by reduced headcount in our R&SB segment, and increases in retirement benefit plan costs, a $1.5 million increase in equity-based compensation primarily due to grant activity, and increases in operating taxes and other general and administrative costs. These increases were partially offset by decreases in advertising and marketing costs, professional fees and contracted services.

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

The following table identifies our operating expenses by segment for the years ended December 31, 2015 and 2014 and provides a reconciliation from total segment operating expenses to consolidated operating expenses for each period:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Segment Operating Expenses:
Data	$63,592	$59,943	$3,649	6.1%
R&SB	45,788	48,548	(2,760)	(5.7)%
RLEC Access	2,886	3,101	(215)	(6.9)%
Total segment operating expenses	$112,266	$111,592	$674	0.6%

Reconciliation of Segment Operating Expenses to Consolidated Operating Expenses:
Total segment operating expenses	$112,266	$111,592	$674	0.6%
Depreciation and amortization and
accretion of asset retirement obligations	47,666	45,330	2,336	5.2%
Equity-based compensation expense	5,881	4,340	1,541	35.5%
Employee separation charges	-	244	(244)	(100.0)%
Restructuring charges	638	-	638	100.0%
Amortization of actuarial losses	1,350	248	1,102	444.4%
Gain on curtailment of retiree medical benefits	-	(10,774)	10,774	(100.0)%
Total operating expenses	$167,801	$150,980	$16,821	11.1%

Data.  Total operating expenses attributed to our data segment increased $3.6 million, or 6.1%, from 2014 to 2015 due to a $1.2 million increase in cost of revenue, a  $0.6 million increase in direct operating and selling costs, a $1.1 million increase in indirect operating costs and a $0.7 million increase in corporate general and administrative costs.  The increases in cost of revenue, direct operating and selling costs and indirect operating costs are directly attributable to our investment of resources in our network operations to support the growth in this segment in 2015 and drive future growth.  The increase in corporate general and administrative costs is primarily attributable to the increase in allocated corporate expenses as the data segment grows in relation to the other segments.

R&SB.  The $2.8 million, or 5.7%, decrease in total operating costs attributed to our R&SB segment is primarily due to a $1.9 million decrease in cost of revenue and  a $0.7 million decrease in corporate general and administrative costs,  as well as slight decreases in direct operating and selling costs and indirect operating costs.  The decreases in cost of revenue, direct operating and selling costs and indirect operating costs are due to the year-over-year decrease in voice lines, as reflected in the decline in segment revenues, network grooming activities and internal reorganization to shift resources away from the legacy businesses to our data segment.  The decrease in corporate general and administrative costs is primarily attributable to the decrease in allocated corporate expenses as the data segment grows and we redirect resources to support and grow the data business.

RLEC Access.    Operating costs for the RLEC access segment decreased $0.2 million, or 6.9%, primarily attributable to a decrease in corporate general and administrative costs.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Variance	%Variance
Interest expense	$(19,918)	$(15,575)	$(4,343)	27.9%
Gain on interest rate swap derivatives	665	492	173	N/M
Other income, net	114	664	(550)	N/M
Total other expenses, net	$(19,139)	$(14,419)	$(4,720)	32.7%
Income tax expense	$7,146	$14,409	$(7,263)	(50.4)%

N/M – not meaningful

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

Quarterly Results

The following table sets forth selected unaudited consolidated quarterly statement of operations data for each of the quarters in 2016 and 2015.  This unaudited quarterly information has been prepared on substantially the same basis as our consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting of normal recurring adjustments) we believe necessary for a fair statement of the unaudited consolidated quarterly data.  The unaudited consolidated quarterly statement of operations data should be read together with the consolidated financial statements and related notes thereto included elsewhere in this report.  The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

	Quarter Ended:
Summary Operating Results (Unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share amounts)	2016	2016	2016	2016	2015	2015	2015	2015
Operating Revenues
Data	$31,646	$31,373	$30,956	$29,629	$29,832	$28,623	$28,089	$27,767
R&SB	15,488	15,863	16,149	15,828	16,379	16,560	17,010	17,265
RLEC Access	4,752	4,535	5,343	5,337	5,641	5,786	5,854	5,463
Total Operating Revenues	51,886	51,771	52,448	50,794	51,852	50,969	50,953	50,495

Operating Expenses
Data	17,335	16,806	17,130	16,315	15,646	16,514	15,971	15,461
R&SB	9,982	10,140	10,810	10,679	10,921	11,434	11,570	11,863
RLEC Access	630	565	732	685	734	747	745	660
Operating expenses, before depreciation and
amortization and accretion of asset
retirement obligations, equity-based
compensation expense, employee
separation charges, restructuring charges,
amortization of actuarial losses, and
gain on curtailment of retiree medical benefits	27,947	27,511	28,672	27,679	27,301	28,695	28,286	27,984
Depreciation and amortization and accretion
of asset retirement obligations	14,275	12,762	12,432	11,925	12,449	11,836	11,479	11,902
Equity-based compensation expense	1,104	1,661	1,286	5,530	1,645	1,454	1,557	1,225
Acquisition and separation related charges	559	652	-	-	-	-	-	-
Restructuring charges	117	(384)	-	2,207	1	-	4	633
Amortization of actuarial losses	337	338	337	338	338	337	338	337
Total Operating Expenses	44,339	42,540	42,727	47,679	41,734	42,322	41,664	42,081
Operating Income	7,547	9,231	9,721	3,115	10,118	8,647	9,289	8,414

Other Income (Expenses)
Interest expense	(7,220)	(7,164)	(7,012)	(6,989)	(6,896)	(5,817)	(3,719)	(3,486)
Gain on interest rate swap derivatives	-	-	-	-	220	198	165	82
Other income (expenses)	69	48	98	174	203	58	96	(243)
Total Other Expenses, net	(7,151)	(7,116)	(6,914)	(6,815)	(6,473)	(5,561)	(3,458)	(3,647)
Income Before Income Taxes	396	2,115	2,807	(3,700)	3,645	3,086	5,831	4,767

Income tax expense (benefit)(1)	250	1,046	1,527	(861)	925	1,774	2,438	2,009
Net Income (Loss)	146	1,069	1,280	(2,839)	2,720	1,312	3,393	2,758
Net Income Attributable to
Noncontrolling Interests	(42)	(46)	(36)	(55)	(46)	(33)	(44)	(34)
Net Income (Loss) Attributable to Lumos
Networks Corp.	$104	$1,023	$1,244	$(2,894)	$2,674	$1,279	$3,349	$2,724

Basic and Diluted Earnings (Loss) per Common
Share Attributable to Lumos Networks Corp.
Stockholders:

Basic Earnings (Loss) per Share	$0.00	$0.06	$0.05	(0.13)	$0.12	$0.06	$0.15	0.12
Diluted Earnings (Loss) per Share	$0.00	$0.06	$0.05	(0.13)	$0.12	$0.06	$0.14	0.12

Cash Dividends Declared per Share -
Common Stock	$-	$-	$-	$-	$-	$-	$-	$-

(1)

During the fourth quarter of 2016, the Company recorded an adjustment to reduce income tax expense by $1.1 million to correct deferred taxes related to the 8% Notes, of which $0.6 million related to prior quarters in 2016 ($0.2 million per quarter) and $0.2 million related to the fourth quarter 2016.

Liquidity and Capital Resources

For the years ended December 31, 2016,  2015 and 2014, our cash flow from operations totaled approximately $65.4 million, $66.7 million and $79.8 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  We have also generated cash from debt financing activities for the primary purpose of funding investment in our fiber optic network, to facilitate growth and for general working capital requirements.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of December 31, 2016, we had $570.0 million in aggregate long-term liabilities, consisting of $454.9 million in long-term debt, net of $29.8 million in debt discount and deferred issuance costs, and $115.1 million in other long-term liabilities, inclusive of deferred income tax liabilities of $97.0 million, pension and other postretirement obligations of $16.0 million and other long-term liabilities of $2.1 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of December 31, 2016.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00. Based on the excess cash flow calculation as of December 31, 2016, no mandatory prepayment was due for the year ended December 31, 2016.

Under the Credit Agreement, certain of our subsidiaries are also bound by certain financial covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders of the Credit Facility.

As of December 31, 2016,  our subsidiaries were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at December 31, 2016
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.68	Not more than 4.75
Minimum interest coverage ratio	7.27	Not less than 3.25

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

In addition to the Credit Facility and the 8% Notes, we have capital leases on vehicles with original lease terms of four to five years and an IRU network capacity arrangement that are included as a component long-term debt on the consolidated balance sheets as of December 31, 2016.  As of December 31, 2016, the combined total net present value of our future minimum lease payments was $7.8 million.

The following table presents a summary of our cash flow activity for the years ended December 31, 2016,  2015 and 2014.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$65,376	$66,745	$79,809
Net cash used in investing activities	(33,379)	(182,485)	(63,433)
Net cash (used in) provided by financing activities	(11,689)	114,867	(16,350)
Increase (decrease) in cash and cash equivalents	$20,308	$(873)	$26

Operating.  The decrease in cash flows from operations in 2016 as compared to 2015 is primarily due to changes in working capital largely due to timing of payments to vendors.

The decrease in cash flows from operations in 2015 as compared to 2014 was also primarily due to changes in working capital largely due to timing of payments to vendors and a decrease in income taxes paid.

Investing.    The decrease in cash used in investing activities from 2015 to 2016 is primarily due to a decrease in capital expenditures of $31.6 million and higher net proceeds from the sale of marketable securities of $122.9 million. Capital expenditures for 2016 were comprised of (i) $78.0 million for success-based customer and network expansion projects, (ii) $5.4 million for infrastructure upgrades and network maintenance, and (iii) $0.6 million for information technology and facility related projects net of decreases in inventory on hand.

The increase in cash used in investing activities from 2014 to 2015 was primarily due to an increase in capital expenditures of $31.6 million and purchases of marketable securities, net of sales and maturities, of $72.3 million in 2015, as compared to net proceeds of $21.2 million in 2014. This was partially offset by cash received from the broadband stimulus grant for reimbursement of qualified expenditures and the corresponding release of restricted funds totaling $8.0 million. Capital expenditures for 2015 were comprised of (i) $103.8 million for success-based customer and network expansion projects, (ii) $4.3 million for infrastructure upgrades and network maintenance, and (iii) $7.6 million for information technology, facility related projects and increase in inventory on hand.

Through December 31, 2016, we have developed a fiber network of approximately 10,100 route miles, of which 43% is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 57% of our network under IRU agreements. We intend to continue to invest in our fiber infrastructure. We currently expect to incur capital expenditures  in 2017 associated with enterprise and carrier installations, data network enhancements and, to a lesser extent, to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment. These capital expenditures are in addition to the business acquisitions completed in January 2017 and discussed below.

Financing. The net cash used in financing activities in 2016 consisted of repayment of principal on the Credit Facility and payments under capital lease obligations totaling $10.7 million, capital distributions to noncontrolling interests of $0.2 million and other equity-based compensation items totaling $0.7 million.

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

As of December 31, 2016, we had approximately $33.6 million in cash and cash equivalents and approximately $38.1 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings.  In January 2017, the Company closed on its acquisitions of Clarity Communications, LLC and DC74, LLC and paid cash upon closing of approximately $10.0 million and $23.5 million, respectively. As of December 31, 2016 we had working capital (current assets minus current liabilities) of approximately $53.2 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the foreseeable future.  Additionally, we have access to the Revolver, which is currently undrawn. However, if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make additional acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

As discussed previously in “Regulation” and this “Management’s Discussion and Analysis”, events and actions taken by the FCC are projected to have a significant negative impact on our future cash flows from the RLEC access products, partially offset by the CAF payments to us.

Our board of directors declared cash dividends on our common stock of $0.14 per share in each of the four quarters of 2014.  We paid $12.5 million in cash dividends to our common stockholders during the year ended December 31, 2014 and $3.2 million during the year ended December 31, 2015.  On March 4, 2015, our board of directors terminated our quarterly dividend in favor of allocating capital to growth opportunities. As such, no dividends were declared in 2016 or 2015.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016:

	Payments Due by Period
(In thousands)	Total (2)	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations (1),(3)	$490,385	$13,030	$327,355	$-	$150,000
Capital lease obligations (3)	7,842	494	873	914	5,561
Operating lease obligations	12,650	3,615	5,314	2,190	1,531
Purchase obligations (4)	50,517	9,351	10,726	7,604	22,836
Total	$561,394	$26,490	$344,268	$10,708	$179,928

(1)Represents the borrowings under the 2013 Credit Facility and 8% Notes (see Note 5 in Part II, Item 8. Financial Statements and Supplementary Data). Excludes $29.8 million of unamortized discount and debt issuance costs.

(2)Excludes certain benefit obligation projected payments under our qualified and non-qualified pension and other postretirement  benefit plans (see Note 11 in Part II, Item 8. Financial Statements and Supplementary Data).

(3)Excludes interest payments.

(4)Purchase obligations include purchase commitments relating to capital expenditures and amounts payable under non-cancellable IRUs and other capacity contracts.

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

We believe that no impairment indicators exist as of December 31, 2016 that would require us to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which we review and update based on historical experiences and future expectations.  Buildings are depreciated over a 50-year life and leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.  Network plant and equipment are generally depreciated over various lives from 3 to 50 years. Furniture, fixtures and other equipment are depreciated over various lives from 4 to 24 years.

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including a network capacity IRU arrangement and certain software licenses, is included with depreciation expense.

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

We have attributed our goodwill balance to our segments at December 31, 2016, as follows:

(In thousands)	December 31, 2016
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

As of October 1, 2016, we performed goodwill impairment testing for each of our reporting units with goodwill, which were two of our three operating segments (data and R&SB).  After a preliminary assessment, we elected to bypass the qualitative assessment and applied step one of the quantitative test as described above. We performed the step one quantitative test utilizing a market approach that includes the use of comparable multiples of publicly traded companies whose services are comparable to ours and recent M&A activity.    We also reconciled the estimated fair values of the segments to our market capitalization as of October 1, 2016 and concluded that they provided a reasonable basis for fair value.  Based on the results of this annual impairment testing, we determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

Pension Benefits and Retirement Benefits Other Than Pensions

We sponsor a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  We froze the Pension Plan effective December 31, 2012.  As such, no further benefits will be accrued by participants for services rendered beyond that date.  Vested pension benefits were based on years of service and an average of the five highest consecutive years of compensation and are subject to certain reductions if the employee retires and elects to receive the benefit prior to reaching age 65. Also, we have a nonqualified pension plan that was also frozen as of December 31, 2012.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans.  The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future. No contributions were made during the year ended December 31, 2016 and we do not expect to make a contribution in 2017.

We also provide certain postretirement life insurance benefits for retired employees through the qualified nonpension postretirement benefit plan, which is contributory.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994 and is not eligible to employees hired after April 1993.  We previously provided health care benefits for retired employees, however, we terminated those benefits effective December 31, 2014.  Eligible retirees received partial compensation for settlement of accrued benefits through a series of supplemental pension payments in 2014.

We account for the pension and postretirement benefits other than pensions by accruing the cost of such benefits over the service period of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. We recognize in our consolidated balance sheets the amount of our unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  We accrue interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. For balance sheet presentation purposes, we net our deferred tax asset and liability positions by jurisdiction and present the net deferred tax asset and/or liability as non-current in accordance with FASB Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).

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

The fair value of common stock options granted with service-only conditions is estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.  The fair value of restricted stock awards granted with service-only conditions is estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted by us in 2012 and 2013 contain vesting provisions that are conditional on achievement of a target market price for our common stock.  The grant date fair value of these options was determined using a Monte Carlo model to reflect the probability of achieving the market condition.  We initially recognize the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  We accelerate expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in ASU 2016-12 provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Finally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with customers, which makes minor corrections or improvements to ASU 2014-09.

In 2016, we identified a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of contracts with its customers and made preliminary assessments of the impact on revenue and expenses based on these reviews; however, the assessment of the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. Additionally, ASU 2014-09 requires increased disclosure, which in turn may require changes to processes and systems. We expect to complete our initial impact assessment in the second quarter of 2017, at which time we will develop an implementation plan to include any potential process or system changes. The Company expects to adopt this new standard as of January 1, 2018 and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both our initial assessment and our selected transition method may change depending on the results of our final assessment of the impact to our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  We do not expect the future adoption of ASU 2015-02 to have a material impact on our consolidated financial statements and disclosures.

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

In April 2016, the FASB issued ASU 2016-09,  Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions.   Among other things,  ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for statutory tax rate withholding. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The transition method required by ASU 2016-09 varies by amendment. We will implement this new standard on its effective date and we do not expect the adoption of 2016-09 to have a material impact on our consolidated financial statements and disclosures. However, we cannot provide any assurance regarding their future impacts. Additionally, the adoption of the accounting policy election to record forfeitures as incurred may increase the volatility of equity based compensation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), which addresses the following eight classification issues related to the statement of cash flows presentation, with the objective of reducing diversity in practice: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a  business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 31, 2017, with early adoption permitted.  Although we are still evaluating the effect that ASU 2016-15 will have on our statement of cash flow and disclosures, we expect the standard will primarily impact the presentation of the earnouts associated with the business acquisitions completed in January 2017. Their presentation in accordance with ASU 2016-15 would depend on whether these payments are deemed to be made soon after the acquisition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable rate debt obligations.  We entered into the $425 million Credit Facility in 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of December 31, 2016, $340.4 million was outstanding under our Credit Facility. As of December 31, 2016, we had a leverage ratio of 3.68:1.00 and an interest coverage ratio 7.27:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt in the form of unsecured notes and capital lease obligations totaling $150 million and $7.8 million, respectively, as of December 31, 2016.

At December 31, 2016, our financial assets in the consolidated balance sheet included unrestricted cash and cash equivalents of approximately $33.6 million, which is comprised of deposits in non-interest bearing accounts with financial institutions of $26.5 million, highly liquid fixed income securities of $0.4 million, deposits in money market mutual funds of $6.7 million, and marketable securities of $38.1 million, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings. Other non-current securities and investments totaled $1.5 million at December 31, 2016.

As of December 31, 2016, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at December 31, 2016, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Book Value	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$337,102	$304,571	$311,952	$297,423
8% Notes	$123,471	$133,965	$140,436	$127,851
Capital lease obligations	$7,842	$7,842	$8,190	$7,505

Item 8.  Financial Statements and Supplementary Data.

LUMOS NETWORKS CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited the accompanying consolidated balance sheets of Lumos Networks Corp. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lumos Networks Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lumos Network Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2017 expressed an adverse opinion on the effectiveness of Lumos Network Corp.’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 28, 2017

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands)	December 31, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$33,575	$13,267
Marketable securities	38,081	88,811
Accounts receivable, net of allowance of $942 ($1,235 in 2015)	22,609	20,796
Other receivables	753	852
Income tax receivable	459	568
Prepaid expenses and other	5,028	7,215
Total Current Assets	100,505	131,509

Securities and Investments	1,479	1,180

Property, Plant and Equipment
Land and buildings	24,867	23,019
Network plant and equipment	733,154	624,360
Furniture, fixtures and other equipment	52,030	48,266
Total in service	810,051	695,645
Under construction	22,678	51,663

	832,729	747,308
Less accumulated depreciation and amortization	296,441	248,364

Total Property, Plant and Equipment, net	536,288	498,944

Other Assets
Goodwill	100,297	100,297
Other intangibles, less accumulated amortization of $97,467 ($94,892 in 2015)	8,503	11,078
Deferred charges and other assets	6,300	2,364
Total Other Assets	115,100	113,739

Total Assets	$753,372	$745,372

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Lumos Networks Corp.

(In thousands, except par value per share amounts)	December 31, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$13,530	$10,400
Accounts payable	8,607	14,182
Advance billings and customer deposits	14,140	13,849
Accrued compensation	1,491	1,191
Accrued operating taxes	4,518	3,907
Other accrued liabilities	5,000	4,974
Total Current Liabilities	47,286	48,503

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	454,885	456,300
Retirement benefits	16,029	17,029
Deferred income taxes, net	96,988	89,193
Other long-term liabilities	2,124	1,923
Income tax payable	-	93

Total Long-term Liabilities	570,026	564,538

Commitments and Contingencies	-	-

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 23,607 shares issued and 23,605 shares outstanding (23,005 shares issued and 22,992 shares outstanding in 2015)	236	230
Additional paid-in capital	175,008	171,746
Treasury stock, 2 shares at cost (13 shares in 2015)	(2)	(103)
Accumulated deficit	(29,064)	(28,541)
Accumulated other comprehensive loss, net of tax	(11,004)	(11,940)
Total Lumos Networks Corp. Stockholders' Equity	135,174	131,392
Noncontrolling Interests	886	939

Total Equity	136,060	132,331

Total Liabilities and Equity	$753,372	$745,372

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

Lumos Networks Corp.

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014

Operating Revenues	$206,899	$204,269	$201,456

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	38,973	42,205	42,978
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	84,978	77,292	62,672
Depreciation and amortization	51,279	47,527	45,212
Accretion of asset retirement obligations	115	139	118
Restructuring charges	1,940	638	-
Total Operating Expenses, net	177,285	167,801	150,980
Operating Income	29,614	36,468	50,476

Other Income (Expenses)
Interest expense	(28,385)	(19,918)	(15,575)
Gain on interest rate swap derivatives	-	665	492
Other income, net	389	114	664
Total Other Expenses, net	(27,996)	(19,139)	(14,419)
Income Before Income Taxes	1,618	17,329	36,057

Income Tax Expense	1,962	7,146	14,409

Net (Loss) Income	(344)	10,183	21,648

Net Income Attributable to Noncontrolling Interests	(179)	(157)	(120)

Net (Loss) Income Attributable to Lumos Networks Corp.	$(523)	$10,026	$21,528

Basic and Diluted Earnings (Loss) Per Common Share Attributable to Lumos Networks Corp. Stockholders:

Basic (loss) earnings per share	$(0.02)	$0.44	$0.97
Diluted (loss) earnings per share	$(0.02)	$0.43	$0.95

Cash Dividends Declared per Share - Common Stock	$-	$-	$0.56

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Lumos Networks Corp.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net (Loss) Income	$(344)	$10,183	$21,648

Other Comprehensive Income (Loss):
Adjustment to unrecognized loss due to curtailment of postretirement medical plan benefits	-	-	1,188
Net unrecognized gain (loss) from defined benefit plans	155	(435)	(15,215)
Reclassification adjustment for amortization of unrealized loss from defined benefit plans included in net (loss) income (see Note 2)	1,350	1,350	248
Unrealized gain (loss) on available-for-sale marketable securities	26	(19)	(23)
Income taxes	(595)	(350)	5,389
Other Comprehensive Income (Loss), Net of Tax	936	546	(8,413)

Total Comprehensive Income	592	10,729	13,235

Less: Comprehensive Income Attributable to Noncontrolling Interests	(179)	(157)	(120)

Comprehensive Income Attributable to Lumos Networks Corp.	$413	$10,572	$13,115

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Lumos Networks Corp

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(344)	$10,183	$21,648
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	48,704	42,721	36,025
Amortization	2,575	4,806	9,187
Accretion of asset retirement obligations	115	139	118
Deferred income taxes	1,551	6,767	14,477
Gain on interest rate swap derivatives	-	(665)	(492)
Equity-based compensation expense	9,818	5,881	4,340
Amortization of debt discount and issuance costs	4,500	2,688	1,461
Curtailment gain	-	-	(10,774)
Retirement benefits, net of cash distributions	505	(314)	(1,628)
Excess tax benefits from share-based compensation	-	(165)	-
Other	1,566	789	221
Changes in assets and liabilities from operations:
(Increase) decrease in accounts receivable	(2,253)	1,938	845
Increase in other assets	(2,593)	(4,889)	(124)
Changes in income taxes	16	(433)	615
(Decrease) increase in accounts payable	(80)	(923)	3,112
Increase (decrease) in other current liabilities	1,296	(1,778)	778
Net Cash Provided by Operating Activities	65,376	66,745	79,809

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(84,027)	(115,675)	(84,100)
Broadband network expansion funded by stimulus grant	-	(2,578)	(878)
Purchases of available-for-sale marketable securities	(74,393)	(114,478)	(19,516)
Proceeds from sale or maturity of available-for-sale marketable securities	125,041	42,200	40,679
Change in restricted cash	-	4,208	116
Cash reimbursement received from broadband stimulus grant	-	3,838	116
Other	-	-	150
Net Cash Used in Investing Activities	(33,379)	(182,485)	(63,433)

Cash Flows from Financing Activities:
Proceeds from issuance of senior secured term loan	-	28,000	-
Proceeds from issuance of unsecured notes, net of debt discount	-	148,500	-
Payment of financing costs	-	(8,192)	-
Principal payments on senior secured term loans	(8,030)	(47,960)	(5,250)
Cash dividends paid on common stock	-	(3,152)	(12,456)
Capital distributions to noncontrolling interests	(232)	-	-
Principal payments under capital lease obligations	(2,683)	(2,471)	(1,468)
Proceeds from stock option exercises and employee stock purchase plan	1,670	356	2,892
Excess tax benefits from share-based compensation	-	165	-
Repurchases of common stock to settle tax withholding obligations on employee stock awards	(2,414)	(371)	(66)
Other	-	(8)	(2)
Net Cash (Used in) Provided by Financing Activities	(11,689)	114,867	(16,350)
Increase (decrease) in cash and cash equivalents	20,308	(873)	26
Cash and Cash Equivalents:
Beginning of Year	13,267	14,140	14,114

End of Year	$33,575	$13,267	$14,140

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Equity

Lumos Networks Corp.

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	22,158	49	$222	$138,166	$(404)	$(47,578)	$(4,073)	$86,333	$673	$87,006
Net income attributable to Lumos
Networks Corp.						21,528		21,528		21,528
Other comprehensive loss,
net of tax							(8,413)	(8,413)		(8,413)
Equity-based compensation
expense				3,377				3,377		3,377
Adjustments to excess tax benefit
from stock-based compensation				(1,488)				(1,488)		(1,488)
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits and settlement of tax withholding obligations on vesting of shares)	211	(14)	4	673	363			1,040		1,040
Stock option exercises	210			2,817				2,817		2,817
Cash dividends declared ($0.56 per
share)						(12,517)		(12,517)		(12,517)
Net income attributable to
noncontrolling interests									109	109
Balance, December 31, 2014	22,579	35	$226	$143,545	$(41)	$(38,567)	$(12,486)	$92,677	$782	$93,459
Net income attributable to Lumos
Networks Corp.						10,026		10,026		10,026
Other comprehensive income,
net of tax							546	546		546
Equity-based compensation expense				4,721				4,721		4,721
Adjustments to excess tax benefit
from stock-based compensation				165				165		165
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits and settlement of tax withholding obligations on vesting of shares)	399	(22)	4	881	(62)			823		823
Stock warrants issued (net of discount and deferred
issuance fees)				22,147				22,147		22,147
Stock option exercises	27			287				287		287
Net income attributable to
noncontrolling interests									157	157
Balance, December 31, 2015	23,005	13	$230	$171,746	$(103)	$(28,541)	$(11,940)	$131,392	$939	$132,331
Net loss attributable to
Lumos Networks Corp.						(523)		(523)		(523)
Other comprehensive income,
net of tax							936	936		936
Equity-based compensation expense				8,671				8,671		8,671
Tax shortfalls from share-based
compensation				(172)				(172)		(172)
Restricted shares issued, shares
issued through the employee stock purchase plan and 401(k) matching contributions (net of shares reacquired through restricted stock forfeits and settlement of tax withholding obligations on vesting of shares)	545	55	6	(841)	(383)			(1,218)		(1,218)
Adjustment for deferred taxes upon issuance of 8% Notes				(5,486)				(5,486)		(5,486)
Stock option exercises	57	(66)		1,090	484			1,574		1,574
Capital distribution to noncontrolling
interests									(232)	(232)
Net income attributable to
noncontrolling interests									179	179
Balance, December 31, 2016	23,607	2	$236	$175,008	$(2)	$(29,064)	$(11,004)	$135,174	$886	$136,060

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

On March 17, 2015, in a secondary offering of the Company’s common stock, Quadrangle Capital Partners LP. (“Quadrangle”) sold 1,600,000 shares on an underwritten basis.  On September 14, 2015, Quadrangle distributed its remaining 591,898 shares to its investors (the “Distribution”).  As a result, the shareholder agreement between Quadrangle and the Company expired as of the effective date of the Distribution.  The Company did not receive any proceeds from the offerings, and the Company’s total shares outstanding did not change. All direct costs of these offerings, which were primarily legal, printing and accounting fees related to the preparation of the registration statement, which totaled $0.3 million are included in other expenses in the consolidated statements of operations for the year ended December 31, 2015.  The Company did not incur any direct costs related to offerings during the years ended December 31, 2016 or 2014.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, and all of Lumos Networks Operating Company’s wholly-owned subsidiaries and those limited liability corporations where Lumos Networks Operating Company or certain of its subsidiaries, as managing member, exercised control.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain presentation changes have been made within the operating expense line items on the consolidated statements of operations and prior period amounts have been reclassified in order to conform to the current year presentation. Specifically, the previously reported line item “network access costs” has been removed and the new line item “cost of revenue” has been added along with the necessary operating expense reclassifications. These reclassifications were not the result of an error and have no effect on previously reported operating income, net income or earnings per share.

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

Cash Equivalents and Marketable Securities

The Company considers its investments in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at December 31, 2016 and 2015 consist of debt securities not classified as cash equivalents.  The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of December 31, 2016 and 2015.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to business and residential customers primarily in Virginia and West Virginia and portions of Maryland, Pennsylvania, Ohio and Kentucky.  The Company has credit and collection policies to maximize collection of trade receivables and requires advance payment for certain services.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates. The Company includes bad debt expense in selling, general and administrative expense in the consolidated statements of operations.  The following table shows the activity in the allowance for doubtful accounts and customer credits for the years ended December 31, 2016,  2015 and 2014:

(In thousands)	2016	2015	2014
Allowance for doubtful accounts and customer credits, beginning	$1,235	$1,217	$1,485
Additions:
Charged to expense	236	461	604
(Deducted from) charged to other accounts	(97)	96	(19)
Deductions	(432)	(539)	(853)
Allowance for doubtful accounts and customer credits, ending	$942	$1,235	$1,217

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

The Company believes that no impairment indicators exist as of December 31, 2016 that would require it to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

Depreciation of property, plant and equipment is calculated on a straight-line basis over the estimated useful lives of the assets, which the Company reviews and updates based on historical experience and future expectations.  As of December 31, 2016 the estimated lives for each category of property, plant and equipment are as follows:

Estimated Life
Buildings	50 years
Network plant and equipment	3 to 50 years
Furniture, fixtures and other equipment	4 to 24 years

Leasehold improvements, which are categorized in land and buildings, are depreciated over the shorter of the estimated useful lives or the remaining lease terms.  Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Amortization of assets held under capital leases, including an indefeasible right of use agreement (“IRU”), is included with depreciation expense.

Intangibles with a finite life are classified as other intangibles on the consolidated balance sheets.  At December 31, 2016 and 2015, other intangibles were comprised of the following:

		2016		2015
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$103,108	$(95,463)	$103,108	$(93,051)
Trademarks and franchise rights	10 to 15 yrs	2,862	(2,004)	2,862	(1,841)
Total		$105,970	$(97,467)	$105,970	$(94,892)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset and the Company reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the years ended December 31, 2016 or 2015.  Amortization expense for the years ended December 31, 2016,  2015 and 2014 was $2.6 million, $4.8 million and $9.2 million, respectively.

Amortization expense for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Total
2017	$2,093	$163	$2,256
2018	1,781	163	1,944
2019	1,513	152	1,665
2020	1,146	48	1,194
2021	1,112	-	1,112

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

As of December 31, 2016, goodwill was attributed to the Company’s segments as follows:

(In thousands)	December 31, 2016
Data	$90,561
R&SB	9,736
RLEC Access	-
Total goodwill	$100,297

As of October 1, 2016, the Company performed its annual goodwill impairment test for each of its reporting units with goodwill, which are two of our three operating segments (data and R&SB).  After a preliminary assessment, the Company elected to bypass the qualitative assessment and applied step one of the quantitative test as described above. Based on the results of this annual impairment testing, the Company determined that the fair values of each of the data and R&SB reporting units substantially exceed their respective carrying amounts and that no impairment exists.

The gross amount of goodwill was $133.7 million and the accumulated impairment loss was $33.4 million for a net carrying amount of $100.3 million as of December 31, 2016 and 2015. There was no activity in the consolidated goodwill accounts for the years ended 2016 and 2015.

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

The following table indicates the changes to the Company’s asset retirement obligation liability, which is included in other long-term liabilities, for the years ended December 31, 2016 and 2015:

(In thousands)	2016	2015
Asset retirement obligations, beginning	$1,720	$1,500
Additional asset retirement obligations recorded, net of
adjustments in estimates	-	81
Accretion of asset retirement obligations	115	139
Asset retirement obligations, ending	$1,835	$1,720

Advertising Costs

The Company expenses advertising costs and marketing production costs as incurred (included within selling, general and administrative expenses in the consolidated statements of operations).  Advertising expense for the years ended December 31, 2016,  2015 and 2014 was $0.9 million, $0.7 million and $1.4 million, respectively.

Pension Benefits and Retirement Benefits Other Than Pensions

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who meet eligibility requirements and were employed prior to October 1, 2003.  The Company froze the Pension Plan effective December 31, 2012.  As such, no further benefits are being accrued by participants for services rendered beyond that date. Vested pension benefits were based on years of service and an average of the five highest consecutive years of compensation and are subject to certain reductions if the employee retires and elects to receive the benefit prior to reaching age 65. The Company has a nonqualified pension plan that was also frozen as of December 31, 2012.

Sections 412 and 430 of the Internal Revenue Code and ERISA Sections 302 and 303 establish minimum funding requirements for defined benefit pension plans.  The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide for benefits to be paid in the future. No contributions were made during the year ended December 31, 2016 and the Company does not expect to make a contribution in 2017.

The Company also provides certain postretirement life insurance benefits for retired employees through the qualified nonpension postretirement welfare benefit plan (the “Other Postretirement Benefit Plan”), which is contributory.  Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994 and is not eligible to employees hired after April 1993.

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

The Company accounts for the pension and postretirement benefits other than pensions by accruing the cost of such benefits over the service periods of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. The Company recognizes in its consolidated balance sheets the amount of the Company’s unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost (income).

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

Income Taxes

Deferred income taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  The Company accrues interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively. For balance sheet presentation purposes, the Company nets its deferred tax asset and deferred tax liability positions by tax jurisdiction and classifies the resulting net deferred tax asset and/or net deferred tax liability as noncurrent in accordance with FASB  Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).

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

The fair value of common stock options granted with service-only conditions is estimated at the respective measurement date using the Black-Scholes option-pricing model with assumptions related to risk-free interest rate, expected volatility, dividend yield and expected term.  The fair value of restricted stock awards granted with service-only conditions is estimated based on the market value of the common stock on the date of grant reduced by the present value of expected dividends as applicable.  Certain stock options and restricted shares granted by the Company in 2012 and 2013 contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock. The grant date fair value of these options was determined using a Monte Carlo model to reflect the probability of achieving the market condition. The Company initially recognizes the related compensation cost for these awards that contain a market condition on a straight-line basis over the requisite service period as derived from the valuation model.  The Company accelerates expense recognition if the market conditions are achieved prior to the end of the derived requisite service period.

Total equity-based compensation expense related to all of the share-based awards (Note 9), annual employee bonuses paid in the form of immediately vested shares and the Company’s 401(k) matching contributions, was $9.6 million, $5.9 million and $4.3 million for the years ended December 31, 2016,  2015 and 2014, respectively, which amounts are included in selling, general and administrative expenses in the consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at December 31, 2016 for the years 2017 through 2019 are estimated to be $3.5 million, $1.7 million, $0.4 million and less than $0.1 million for each of 2020 and 2021, respectively.

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

GAAP establishes a fair value hierarchy with three levels of inputs that may be used to measure fair value:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Unadjusted quoted prices for similar assets or liabilities in active markets, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 - Unobservable inputs for the asset or liability.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net) (“ASU 2016-08”), which clarifies implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in ASU 2016-12 provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Finally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with customers, which makes minor corrections or improvements to ASU 2014-09.

In 2016, the Company identified a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of contracts with its customers and made preliminary assessments of the impact on revenue and expenses based on these reviews; however, the assessment of the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. Additionally, ASU 2014-09 requires increased disclosure, which in turn may require changes to processes and systems. The Company expects to complete its initial impact assessment in the second quarter of 2017, at which time it will develop an implementation plan to include any potential process or system changes. The Company expects to adopt this new standard as of January 1, 2018 and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both the Company’s initial assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships.  ASU 2015-02 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016.  The Company does not expect the future adoption of ASU 2015-02 to have a material impact on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions.  Among other things, ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for statutory tax rate withholding. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The transition method required by ASU 2016-09 varies by amendment. The Company will implement this new standard on its effective date and it does not expect the adoption of 2016-09 to have a material impact on its consolidated financial statements and disclosures. However, the Company cannot provide any assurance regarding their future impacts. Additionally, the adoption of the accounting policy election to record forfeitures as incurred may increase the volatility of equity based compensation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which addresses eight classification issues related to the statement of cash flows presentation, with the objective of reducing diversity in practice. The amendments in this ASU provide guidance on the following cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a  business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 31, 2017, with early adoption permitted.  Although the Company is still evaluating the effect that ASU 2016-15 will have on its statement of cash flow and disclosures, the Company expects the standard will primarily impact of the presentation of the earnouts associated with the business acquisitions completed in January 2017. Their presentation in accordance with ASU 2016-15 would depend on whether they were deemed to be paid soon after the acquisition.

Note 3.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale securities reported at fair value as of December 31, 2016 and 2015 are summarized below:

(In thousands)	December 31, 2016	December 31, 2015
Cash equivalents:
Money market mutual funds	$6,742	$6,746
Commercial paper	-	1,000
Corporate debt securities	413	1,055
Total cash equivalents	7,155	8,801
Marketable securities:
Commercial paper	7,370	8,684
Debt securities issued by U.S. Government agencies	-	35,155
Corporate debt securities	16,716	44,972
Variable rate demand notes	13,995	-
Total marketable securities, available-for-sale	38,081	88,811

Total cash equivalents and marketable securities	$45,236	$97,612

At December 31, 2016 and 2015, the carrying values of the investments included in cash and equivalents approximated fair value.  The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows as of December 31, 2016:

(In thousands)	Total
Due in one year or less	$24,086
Due after one year through five years	-
Due after five through ten years	4,695
Due after ten years	9,300
Total debt securities	$38,081

The Company received total proceeds of $125.0 million, $42.2 million and $40.7 million from the sale or maturity of available-for-sale marketable securities during the years ended December 31, 2016, 2015 and 2014.  Net unrealized holding gains on available-for-sale securities were less than $0.1 million for each of the years ended December 31, 2016 and 2015 and are included in accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2016 and 2015.

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

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the year ended December 31, 2016
Operating revenues	$123,604	$63,328	$19,967	$-	$206,899
Cost of revenue	17,909	21,064	-	-	38,973
Gross profit	105,695	42,264	19,967		N/A
Direct operating and selling costs	7,489	4,658	653	-	12,800
Indirect operating costs	26,717	9,494	210	-	36,421
Corporate general and administrative costs	15,471	6,395	1,749	12,142	35,757
Adjusted EBITDA(1),(2)	56,018	21,717	17,355	-	N/A
Capital expenditures	73,328	10,050	-	649	84,027

For the year ended December 31, 2015:
Operating revenues	$114,311	$67,214	$22,744	$-	$204,269
Cost of revenues	17,934	24,271	-	-	42,205
Gross profit	96,377	42,943	22,744		N/A
Direct operating and selling costs	5,403	4,521	666	-	10,590
Indirect operating costs	25,322	10,043	225	-	35,590
Corporate general and administrative costs	14,933	6,953	1,995	7,231	31,112
Adjusted EBITDA(1),(2)	50,719	21,426	19,858	-	N/A
Capital expenditures	98,535	9,545	-	7,595	115,675

For the year ended December 31, 2014:
Operating revenues	$106,642	$72,028	$22,786	$-	$201,456
Cost of revenue	16,767	26,211	-	-	42,978
Gross profit	89,875	45,817	22,786		N/A
Direct operating and selling costs	4,755	4,600	667	-	10,022
Indirect operating costs	24,194	10,077	309	-	34,580
Corporate general and administrative costs	14,227	7,660	2,125	(5,942)	18,071
Adjusted EBITDA(1),(2)	46,699	23,480	19,685	10,774	N/A
Capital expenditures	66,570	7,089	-	10,441	84,100

(1)

Adjusted EBITDA (a non-GAAP measure), is used by the Company’s CODMs to evaluate performance. Adjusted EBITDA, as defined by the Company, is net income or loss attributable to Lumos Networks Corp. before interest, income taxes, depreciation and amortization, accretion of asset retirement obligations, net income or loss attributable to noncontrolling interests, other income or expenses, equity-based compensation charges, amortization of actuarial losses on retirement plans, employee separation charges, restructuring-related charges, acquisition and separation related charges, gain or loss on settlements and gain or loss on interest rate swap derivatives. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures regarding Adjusted EBITDA

(2)

In 2016, the Company refined its methodology for allocating certain operating costs to the segments, resulting in immaterial changes to previously reported segment Adjusted EBITDA amounts for the years ended December 31, 2015 and 2014.

N/A – Not Applicable (as totals are not presented in the consolidated statements of operations).

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

The following table provides a reconciliation of the total of the Company’s reportable segments measure of profit to the Company’s consolidated income before income taxes for the years ended December 31, 2016,  2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Data Adjusted EBITDA	$56,018	$50,719	$46,699
R&SB Adjusted EBITDA	21,717	21,426	23,480
Access Adjusted EBITDA	17,355	19,858	19,685
Corporate (Unallocated) Adjusted EBITDA	-	-	10,774
Total reportable segments measure of profit	95,090	92,003	100,638
Interest expense	(28,385)	(19,918)	(15,575)
Gain on interest rate swap derivatives	-	665	492
Other (income) expenses, net	389	114	664
Depreciation and amortization and accretion
of asset retirement obligations	(51,394)	(47,666)	(45,330)
Amortization of actuarial losses	(1,350)	(1,350)	(248)
Equity-based compensation	(9,581)	(5,881)	(4,340)
Restructuring charges	(1,940)	(638)	-
Employee separation charges	-	-	(244)
Acquisition and separation related charges	(1,211)	-	-
Income before income taxes	$1,618	$17,329	$36,057

One of the Company's carrier customers, AT&T, individually accounted for 7% of the Company’s total revenue for each of the years ended December 31, 2016 and 2015 and 10% of the Company’s total revenue for the year ended December 31, 2014.  The Company’s five largest carrier customers, in the aggregate, accounted for 32% of the Company’s total operating revenues for the year ended December 31, 2016 and 31% for each of the years ended December 31, 2015 and 2014. Revenue from these carrier customers was derived primarily from network access, data transport and FTTC services.

Note 5.  Long-Term Debt

As of December 31, 2016 and 2015, the Company’s outstanding long-term debt consisted of the following:

	December 31, 2016		December 31, 2015
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$340,385	$3,283	$348,415	$4,705
8% Notes	150,000	26,529	150,000	29,607
Capital lease obligations	7,842	-	2,597	-
Long-term debt	498,227	29,812	501,012	34,312
Less: Current portion of long-term debt	13,530	-	10,400	-
Long-term debt, excluding current portion	$484,697	$29,812	$490,612	$34,312

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (the “Term Loan A”), a $275 million senior secured six-year term loan (the “Term Loan B”); a $28 million senior secured incremental term loan, which was added through an amendment to the Credit Facility dated January 2, 2015 (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from the Term Loan A and the Term Loan B were used to retire the prior credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes. The Company used the net proceeds from Term Loan C to fund new FTTC projects. As of December 31, 2016, no borrowings were outstanding under the Revolver.

On August 6, 2015, the Company prepaid $40.0 million of the outstanding principal of the Credit Facility, which was allocated ratably to Term Loans A, B and C.  The Company used proceeds from the issuance of the 8% Notes, discussed below, to fund these prepayments.

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

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.75:1.00 through December 31, 2016, 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018 and 4.00:1.00 thereafter.  The Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At December 31, 2016, the Company’s leverage ratio was 3.68:1.00 and its interest coverage ratio was 7.27:1.00.  The Company was in compliance with its debt covenants as of December 31, 2016.

Mandatory prepayments include an excess cash flow sweep equal to 50% of Excess Cash Flow, as defined under the Credit Agreement, for each fiscal year commencing in 2013 for so long as the leverage ratio exceeds 3.25:1.00. Based on the excess cash flow calculation as of December 31, 2016, no mandatory prepayment was due for the year ended December 31, 2016.

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

The Company’s effective interest rate on its Credit Facility for the year ended December 31, 2016 was 3.95%.

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

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are presented as a reduction of long-term debt in the consolidated balance sheets in accordance with ASU 2015-03,  Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs for the years ended December 31, 2016,  2015 and 2014 was $4.5 million, $2.7 million and $1.5 million, respectively.

The Company’s effective interest rate on the 8% Notes for the year ended December 31, 2016 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  The current patronage credit percentages are 75% in cash and 25% in equity.  These credits are recorded in the consolidated statements of operations as an offset to interest expense.  The patronage credits were $1.0 million, $1.2 million and $0.7 million for the years ended December 31, 2016,  2015 and 2014, respectively.

The aggregate maturities of the Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $13.0 million in 2017, $70.9 million in 2018 and $256.5 million in 2019.  The revolver under the Credit Facility, under which no borrowings are outstanding as of December 31, 2016, matures in full in 2018.  The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  The Company also has a fiber indefeasible right of use (“IRU”) agreement classified as a capital lease, which was entered into in January 2016.  The IRU network capacity arrangement extends through 2035 with payments due monthly. During the second quarter of 2016, the Company fully satisfied a financing obligation related to a software licensing agreement entered into during 2013.  As of December 31, 2016, the combined total net present value of the Company’s future minimum lease payments is $7.8 million and the principal portion of these capital lease obligations was due as follows $0.5 million in 2017  and 2018, $0.4 million in 2019 through 2021 and $5.6 million thereafter.

The historical cost and accumulated amortization for each of the related assets associated with the capital leases is as follows as of December 31, 2016:

	December 31, 2016
(In thousands)	Historical Cost	Accumulated Amortization
Vehicles	$2,723	$(1,755)
Network capacity IRU	8,871	(444)
Total	$11,594	$(2,199)

Note 6.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the consolidated statements of cash flows for the years ended December 31, 2016,  2015 and 2014:

(In thousands)	2016	2015	2014
Cash payments (receipts):
Interest (net of amounts capitalized)	$23,873	$15,467	$13,206
Income taxes	395	843	(680)
Supplemental investing and financing
activities:
Additions to property and equipment
included in accounts payable and
other accrued liabilities	2,750	6,906	8,373
Capital lease obligations	7,928	-	123
Dividend declared not paid	$-	$-	$3,152

Cash payments for interest for the years ended December 31, 2016,  2015 and 2014 in the table above are net of $0.8 million, $0.8 million and $0.9 million, respectively, of cash received from CoBank for patronage credits (Note 5).  The amount of interest capitalized was $1.0 million, $1.2 million and $0.3 million for the years ended December 31, 2016,  2015 and 2014, respectively.

Note 7.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities,  accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, the Credit Facility (including the current portion) and the 8% Notes as of December 31, 2016 and 2015.  The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at December 31, 2016 and 2015.  Marketable securities are recorded in the consolidated balance sheets at fair value (see Note 3 and Note 5).

The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$6,742	$-	$-	$6,742
Corporate debt securities	-	413	-	413
Total cash equivalents	6,742	413	-	7,155
Marketable securities:
Commercial paper	-	7,370	-	7,370
Corporate debt securities	-	16,716	-	16,716
Variable rate demand notes	-	13,995	-	13,995
Total marketable securities	-	38,081	-	38,081
Total financial assets	$6,742	$38,494	$-	$45,236

	Fair Value Measurements at December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market mutual funds	$6,746	$-	$-	$6,746
Commercial paper	-	1,000	-	1,000
Corporate debt securities	-	1,055	-	1,055
Total cash equivalents	6,746	2,055	-	8,801
Marketable securities:
Commercial paper	-	8,684	-	8,684
Debt securities issued by U.S. Government agencies	-	35,155	-	35,155
Corporate debt securities	-	44,972	-	44,972
Total marketable securities	-	88,811	-	88,811
Total financial assets	$6,746	$90,866	$-	$97,612

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

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$337,102	$304,571	$343,710	$298,400
8% Notes	123,471	133,965	120,393	132,028
Capital lease obligations	7,842	7,842	2,597	2,597

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $1.5 million and $1.2 million as of December 31, 2016 and 2015, respectively, of which $1.4 million and $1.1 million, respectively, represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

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

The computations of basic and diluted earnings (loss) per share for the years ended December 31, 2016,  2015 and 2014 are as follows:

(In thousands, except per share amounts)	2016	2015	2014
Numerator:
Net (loss) income attributable to Lumos Networks Corp.	$(523)	$10,026	$21,528
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	-	(338)	(540)
Numerator for basic and diluted (loss) earnings per common share	(523)	9,688	20,988

Denominator:
Weighted average basic shares outstanding	23,370	22,825	22,328
Less: weighted average participating securities and nonvested performance-based restricted shares	(813)	(791)	(581)
Denominator for basic (loss) earnings per common share	22,557	22,034	21,747
Plus: potentially dilutive stock options	-	275	363
Denominator for diluted (loss) earnings per common share	22,557	22,309	22,110

Basic (loss) earnings per share	$(0.02)	$0.44	$0.97

Diluted (loss) earnings per share	$(0.02)	$0.43	$0.95

For the year ended December 31, 2016,  the denominator for diluted loss per common share is equivalent to the denominator for basic loss per common share because the addition of stock options and unvested restricted stock (984,144 and 526,957, respectively) would be antidilutive for the period. For the year ended December 31, 2015, the denominator for diluted earnings per common share excludes 740,214 shares related to stock options and 24,000 shares related to restricted stock awards which would be antidilutive for the period.  For the year ended December 31, 2014,  the denominator for diluted earnings per common share excludes 598,463 shares related to stock options and 17,383, shares related to restricted stock awards which would be antidilutive for the period. The earnings per share calculation for the year ended December 31, 2016 and 2015 also exclude the 5,500,000 outstanding stock warrants described in Note 9 as they would be antidilutive for the respective periods.

Note 9.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of December 31, 2016, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan is 5,500,000 and 901,558 securities remained available for issuance under the Equity and Cash Incentive Plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company didn’t issue any stock options under the Equity and Cash Incentive Plan during the year ended December 31, 2016 and issued 323,804 shares of restricted stock.  Options issued to employees with service-only conditions generally vest on a graded vesting schedule over a four to five year period.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some restricted stock awards vest on a graded vesting schedule over a five year period.    Certain stock options and restricted shares granted by the Company contain vesting provisions that are conditional on achievement of a target market price for the Company’s common stock.

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

There were no stock options granted during the year ended December 31, 2016.  The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2015 and 2014 was $8.09 and $6.68, respectively.  The following weighted-average assumptions were used in estimating the grant date fair value of these awards:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.90%	1.96%
Expected volatility	55.93%	59.52%
Expected dividend yield	0.00%	3.54%
Expected term	6.3 years	6.1 years

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

The summary of the activity and status of the Company’s stock options for the year ended December 31, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2015	2,182	$12.57
Granted during the period	-	-
Exercised during the period	(123)	12.59
Forfeited during the period	(35)	13.96
Expired during the period	(275)	13.78
Stock options outstanding at December 31, 2016	1,749	$12.35	5.2 years	$6,279

Stock options exercisable at December 31, 2016	1,325	$12.17	4.9 years	$4,997
Total stock options outstanding, vested and expected to vest
at December 31, 2016	1,727	$12.36		$6,180

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.1 million and $0.3 million, respectively.   The total fair value of options that vested during the years ended December 31, 2016,  2015 and 2014 was  $0.8 million,  $1.3 million and $0.5 million, respectively.    As of December 31, 2016, there was $0.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

The summary of the activity and status of the Company’s restricted stock for the year ended December 31, 2016 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2015	861	$14.37
Granted during the period	324	12.17
Vested during the period	(240)	12.46
Forfeited during the period	(96)	15.91
Restricted stock outstanding at December 31, 2016	849	$13.85

As of December 31, 2016, there was $4.7 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $1.7 million and $1.7 million, respectively.

In addition to the Equity and Cash Incentive Plan discussed above, the Company has an employee stock purchase plan which commenced in November 2011 with 100,000 shares available.  As of December 31, 2016,  61,657 shares remained available for issuance under the employee stock purchase plan.  New common shares will be issued for purchases under this plan or treasury shares will be reissued.  Shares are priced at 85% of the closing price on the last trading day of the month and settle on the second business day of the following month.  During the year ended December 31, 2016, 6,126 shares were issued under the employee stock purchase plan.  Compensation expense associated with the employee stock purchase plan was less than $0.1 million for the years ended December 31, 2016, 2015 and 2014.

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

A portion of the net proceeds from the 8% Notes issuance was allocated to the equity-classified Warrants based on the relative fair value of the instruments. The allocated proceeds of $23.5 million were recorded in additional paid-in capital on the consolidated balance sheet as of December 31, 2016 and 2015, net of $1.3 million in issuance costs.

A summary of the activity and status of the Company’s stock warrants for the year ended December 31, 2016, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2015	5,500	$13.99
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at December 31, 2016	5,500	$13.99

Note 10.  Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2016,  2015 and 2014:

(In thousands)	2016	2015	2014
Current tax expense (benefit):
Federal	$-	$-	$-
State	411	379	(68)
Total current tax expense (benefit)	411	379	(68)

Deferred tax expense:
Federal	1,341	6,319	11,908
State	210	448	2,569
Total deferred tax expense	1,551	6,767	14,477
Total income tax expense	$1,962	$7,146	$14,409

Total income tax expense was different than an amount computed by applying the graduated federal statutory income tax rates to income before taxes.  The reasons for the differences are as follows for the years ended December 31, 2016,  2015 and 2014:

(In thousands)	2016	2015	2014
Computed tax expense at federal statutory
rate of 35%	$567	$6,065	$12,620
Nondeductible compensation	532	122	27
Noncontrolling interests	(69)	(61)	(47)
Nondeductible public offering costs	-	112	-
State income taxes, net of federal income
tax impact	403	538	1,626
Nondeductible interest on 8% Notes	28	578	-
Other, net	501	(208)	183
Total income tax expense	$1,962	$7,146	$14,409

During the years  ended December 31, 2016 and 2015, the Company recognized excess tax expense (benefits) of approximately $0.2 million and ($0.2) million in additional paid-in capital related to stock compensation plans.  During the year ended December 31, 2014, the Company reclassified tax benefits of approximately $1.5 million from additional paid-in capital to deferred tax liabilities associated with unrealized excess tax benefits related to stock compensation plans.  As of December 31, 2016, these tax benefits are available to offset future taxable income.  The Company recognized tax expense of $0.6 million and $0.4 million and tax benefits of $5.4 million in accumulated other comprehensive income associated with the adjustments to various employee benefit plan liabilities for the years ended December 31, 2016,  2015 and 2014, respectively, in accordance with FASB ASC 715.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2016 and 2015 are presented below:

(In thousands)	2016	2015
Deferred income tax assets:
Retirement benefits other than pension	$2,181	$2,167
Pension and related plans	4,159	4,588
Net operating loss	26,704	16,509
Accrued expenses	7,096	6,848
Interest and discount on 8% Notes	809	-
Other	546	425
Total deferred income tax assets	41,495	30,537

Deferred income tax liabilities:
Property and equipment	(128,515)	(111,846)
Intangibles	(9,968)	(7,884)
Total deferred income tax liabilities	(138,483)	(119,730)
Net deferred income tax liability	$(96,988)	$(89,193)

In the fourth quarter of 2016, the Company recorded an out-of-period adjustment to establish deferred tax liabilities associated with the 2015 issuance of the 8% Notes with an offset to additional paid-in capital in the amount of $5.5 million.

At December 31, 2016, the Company had federal net operating losses (“NOLs”) of $69.3 million, net of adjustments for unrecognized income tax benefits (“UTBs”) and unrealized excess tax benefits on stock compensation. The Company’s NOLs, if not utilized to reduce taxable income in future periods, will expire in varying amounts from 2022 through 2036.  The Company believes that it is more likely than not that the reversal of current deferred tax liabilities and the results of future operations will be sufficient to realize the deferred tax assets.

The Company recognizes interest related to UTBs in interest expense and penalties on UTBs in income tax expense.  A reconciliation of the change in the UTB balance for the years ended December 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Balance at beginning of year	$1,356	$1,112
Additions for tax positions related to the current year	235	297
Increases for tax positions related to prior years	(96)	109
Statute of limitations expiration	(342)	(162)
Balance at end of year	$1,153	$1,356

All of the Company’s UTBs as of December 31, 2016 and 2015 were adjusted through income tax expense.  The Company does not expect to have any material changes to its UTBs over the next twelve months.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than its accrued position.  Accordingly, additional provisions could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  In general, the tax years that remain open and subject to federal and state audit examinations are 2013-2016 as of December 31, 2016.

Note 11.  Pension Plans and Other Postretirement Benefits

The Company sponsors a non-contributory defined benefit pension plan (“Pension Plan”), as well as non-qualified pension plans and other postretirement benefit plan (“OPEB”) for its eligible employees.  The Company recognized total income of $0.7 million, $1.3 million and $1.1 million (excluding the curtailment gain discussed below) in 2016, 2015 and 2014 respectively, for all qualified and non-qualified pension and OPEB plans.  Effective December 31, 2012, the Company froze the accumulation of benefits under the Pension Plan and the supplemental executive retirement plan.  As such, no further benefits will be accrued by plan participants for services rendered after that date under either of these plans.  Effective December 31, 2014, the Company terminated the health care benefits under the Other Postretirement Benefit Plans.  Eligible retirees received partial compensation for settlement of accrued benefits through a series of supplemental pension payments.  As a result, the Company recognized a curtailment gain of approximately $10.8 million in the year ended December 31, 2014, which was calculated as the decrease in the accumulated benefit obligation resulting from the termination of the medical portion of the Other Postretirement Benefit Plans less unrecognized losses in accumulated other comprehensive loss and less the actuarially determined cost of the benefit obligation that was transferred to the Pension Plan in the form of supplemental benefit payments on December 31, 2014.

The following tables provide a reconciliation of the changes in the qualified plans’ benefit obligations and fair value of assets and a statement of the funded status as of December 31, 2016,  2015 and 2014 and the classification of amounts recognized in the consolidated balance sheets:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in benefit obligations:
Benefit obligations, beginning of period	$65,725	$70,892	$57,209	$765	$844	$12,800
Service cost	-	-	-	-	-	80
Interest cost	2,696	2,664	2,622	30	31	373
Actuarial loss (gain)	763	(4,550)	13,547	22	(83)	887
Benefits paid, net	(2,891)	(3,281)	(2,956)	(115)	(27)	(671)
Curtailment gain	-	-	-	-	-	(12,625)
Transfer	-	-	470	-	-	-
Benefit obligations, end of period	$66,293	$65,725	$70,892	$702	$765	$844

Change in plan assets:
Fair value of plan assets, beginning of period	$53,912	$58,403	$57,847	$-	$-	$-
Actual return on plan assets	4,606	(1,166)	3,555	-	-	-
Employer contributions	-	-	-	115	27	671
Benefits paid	(2,945)	(3,325)	(2,999)	(115)	(27)	(671)
Transfer	-	-	-	-	-	-
Fair value of plan assets, end of period	$55,573	$53,912	$58,403	$-	$-	$-

Funded status:
Non-current asset	$-	$-	$-	$-	$-	$-
Current liabilities	-	-	-	56	111	72
Non-current liabilities	10,720	11,813	12,489	646	654	772
Funded status recognized in the consolidated balance sheets	$10,720	$11,813	$12,489	$702	$765	$844

Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	$(16,598)	$(17,899)	$(18,119)	$111	$18	$(65)
Income taxes	6,440	6,981	7,066	(43)	(7)	25
Net amount recognized in accumulated other comprehensive loss	$(10,158)	$(10,918)	$(11,053)	$68	$11	$(40)
The accumulated benefit obligation for the defined benefit pension plan at December 31, 2016 and 2015 was $66.3 million and $65.7 million, respectively.  The increase in the projected benefit obligation is primarily attributable to actuarial losses resulting from a decrease in the discount rate from 4.20%  at December 31, 2015 to 4.00% at December 31, 2016 and adjusted mortality tables.  The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date.  The benefit obligation indicated in the table above is the projected benefit obligation which represents the present value of pension benefits taking into account projected future service and salary increases.  The projected benefit obligation is equal to the accumulated benefit obligation as of December 31, 2016 and 2015 since the Pension Plan was frozen effective as of December 31, 2012.

The total amounts reclassified out of accumulated other comprehensive income related to amortization of actuarial losses for the pension and other postretirement benefit plans for each of the years ended December 31, 2016 and 2015 were $0.9 million, net of income taxes of $0.5 million, and $0.1 million, net of income taxes of less than $0.1 million, for the year ended December 31, 2014.  Amortization of actuarial losses is included in selling, general and administrative expenses on the consolidated statements of operations.

The following table provides the components of net periodic (benefit) expense for the plans for the years ended December 31, 2016,  2015 and 2014:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
(In thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Components of net periodic (benefit) expense:
Service cost	$-	$-	$-	$-	$-	$80
Interest cost	2,696	2,664	2,622	30	31	373
Expected return on plan assets	(3,536)	(4,111)	(4,373)	-	-	-
Amortization of loss	1,049	991	-	-	-	23
Net periodic expense (benefit)	$209	$(456)	$(1,751)	$30	$31	$476

Actuarial gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurements of the Company’s benefit obligations at December 31, 2016 and 2015 are shown in the following table:

	Defined Benefit Pension Plan		Other Postretirement Benefit Plans
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Discount rate	4.00%	4.20%	4.00%	4.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumptions used in the measurements of the Company’s net income or expense for the consolidated statements of operations for the years ended December 31, 2016,  2015 and 2014 were as follows:

	Defined Benefit Pension Plan			Other Postretirement Benefit Plans
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Discount rate	4.20%	3.85%	4.70%	4.20%	3.85%	4.70%
Expected return on plan assets	6.75%	7.25%	7.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

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

In developing the expected long-term rate of return assumption for the assets of the Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset return at December 31, 2016 as well as considering input from the Company’s third party pension plan asset managers.

The weighted average actual asset allocations by asset category and the fair value by asset category as of December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	December 31, 2016		December 31, 2015
Asset Category	Actual Allocation	Fair Value	Actual Allocation	Fair Value
Large Cap Value	23%	$12,518	23%	$12,193
Large Cap Blend	11%	6,237	11%	6,085
Mid Cap Blend	7%	3,676	6%	3,342
Small Cap Blend	4%	2,308	4%	2,080
Foreign Stock - Large Cap	6%	3,586	7%	3,817
Bond	33%	18,633	34%	18,239
Cash and cash equivalents	16%	8,615	15%	8,156
Total	100%	$55,573	100%	$53,912

The actual and target allocation for plan assets is broadly defined and measured as follows:

	December 31, 2016		December 31, 2015
Asset Category	Actual Allocation	Target Allocation	Actual Allocation	Target Allocation
Equity securities	51%	50%	51%	50%
Bond securities and cash equivalents	49%	50%	49%	50%
Total	100%	100%	100%	100%

It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes.  The investment risk of the assets is limited by appropriate diversification both within and between asset classes.  The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (Level 1 input within the fair value hierarchy previously defined)).  The allocation between equity and bonds is reset quarterly to the target allocations.  Updates to the allocation are considered in the normal course and changes may be made when appropriate.  The bond holdings consist of three bond funds split relatively evenly between these funds at December 31, 2016.  At December 31, 2016, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

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

The Company did not contribute to the Pension Plan in 2016, 2015 or 2014 and does not expect to contribute to the Pension Plan in 2017.  The Company expects the net periodic expense for the Pension Plan in 2017 to be $0.6 million and the expense for the other postretirement benefit plans in 2017 to be less than $0.1 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands) Year	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2017	$3,074	$57
2018	3,111	57
2019	3,214	56
2020	3,247	55
2021	3,315	54
2022-2026	17,197	245

Other Benefit Plans

The Company also has a supplemental executive retirement plan (“SERP”).  The Company froze the SERP effective December 31, 2012.  As such, no further benefits will be accrued by plan participants for services rendered and the accumulated benefit obligation is equivalent to the projected benefit obligation for periods ending after that date.  The projected benefit obligation was $4.8 million, $4.6 million and $4.9 million as of December 31, 2016,  2015 and 2014, respectively.  The Company recognized $0.2 million, $0.4 million and $0.2 million of expense from previously unrecognized loss related to the supplemental executive retirement plan during the years ended December 31, 2016, 2015 and 2014, respectively, all of which is included in selling, general and administrative expenses in the consolidated statements of operations.  The total amount of unrecognized actuarial losses recognized in accumulated other comprehensive income at December 31, 2016 and 2015 related to this plan was $0.9 million, net of income taxes of $0.6 million, and $1.0 million, net of income taxes of $0.6 million, respectively.

The estimated future benefit payments are expected to be $0.2 million annually for each of the years 2017 through 2019, $0.3 million annually for each of the years 2020 through 2021 and $1.4 million in aggregate for the years 2022 through 2026.

The Company also sponsors a defined contribution 401(k) plan.  The Company’s matching contributions to this plan were $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2016,  2015 and 2014, respectively.  The Company funds its 401(k) matching contributions in shares of the Company’s common stock.

Note 12. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $4.4 million, $4.7 million and $5.0 million in the years ended December 31, 2016,  2015 and 2014, respectively, which is presented in the Company’s data segment revenues.  At both December 31, 2016 and 2015, the Company had accounts receivable from ValleyNet of approximately $0.4 million.  The Company also leases and resells capacity from ValleyNet. The total lease expense was $1.2 million, $1.2 million and $0.9 million in the years ended December 31, 2016,  2015 and 2014, respectively, which is presented as cost of revenue in the consolidated statements of operations.

Note 13. Restructuring Charges

In 2016, the Company completed an employee reduction-in-force. Restructuring costs, consisting of employee severance and termination benefits, of $1.9 million were recognized during the year ended December 31, 2016. The Company does not expect to incur additional costs associated with these restructuring activities in future periods.

The following table provides a break-down of these costs by business segment for the year ended December 31, 2016:

(In thousands)	Data	R&SB	RLEC Access	Total
Employee severance and termination benefits	$1,451	$412	$77	$1,940
Total restructuring charges	$1,451	$412	$77	$1,940

A liability for restructuring charges in the amount of $0.4 million is included in accrued compensation in the Company’s consolidated balance sheet as of December 31, 2016, related to employee termination costs accrued, but not yet paid.

Below is a summary of the restructuring liability balance as of December 31, 2016:

(In thousands)	Employee Severance and Termination Benefits	Total
Beginning balance at December 31, 2015	$-	$-
Additions, net of adjustment	1,940	1,940
Payments	(1,542)	(1,542)
Ending balance at December 31, 2016	$398	$398

Note 14.  Commitments and Contingencies

Operating Leases

Rental expense, including certain related lease costs, which are not separately identifiable, for all operating leases for the years ended December 31, 2016,  2015 and 2014 was $12.1 million, $12.0 million and $10.2 million, respectively. The total amount committed under these lease agreements at December 31, 2016 is:  $3.6 million in 2017, $3.0 million in 2018, $2.3 million in 2019, $1.2 million in 2020, $0.7 million in 2021 and $1.5 million for the years thereafter. These amounts include leases for office space and office equipment and collocation and other network facilities.

Capital Leases

See Note 5 for information regarding the Company’s capital lease obligations and future commitments associated with those obligations.

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

The Company has other purchase commitments relating to capital expenditures totaling $2.8 million as of December 31, 2016, which are expected to be satisfied during 2017.

Note 15. Subsequent Events

On January 4, 2017, the Company closed on an acquisition of Clarity Communications, LLC, a North Carolina based fiber bandwidth provider for a total purchase price of approximately $15 million, $10 million of which was paid in cash upon closing with the remaining $5 million subject to certain earnout provisions over a two year period following the closing date, which would be accelerated upon a change in control.

On January 31, 2017, the Company closed on an acquisition of DC74 LLC, a North Carolina based data center and managed services provider for a total purchase price of approximately $28 to $29 million, $23.5 million of which was paid in cash upon closing with the remaining $5 to $6 million subject to certain earnout provisions over a 12-month period following the closing date, which would vest upon a change in control.

On February 18, 2017, we entered into a definitive agreement (“Merger Agreement”) by and among the Company, MTN Infrastructure TopCo, Inc. (“Parent”) and MTN Infrastructure BidCo, Inc. (“Merger Sub”), pursuant to which we will be acquired by EQT Infrastructure investment strategy (“EQT Infrastructure”), subject to shareholder approval, regulatory approval and other customary closing conditions. Pursuant to the Merger Agreement, each outstanding share of common stock of the Company prior to the effective time of the Merger shall be automatically converted into the right to receive $18.00 in cash.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation and the identification of a material weakness in our internal control over financial reporting for income taxes, as discussed below, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatement.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework (2013) and has identified the following material weakness:

The Company had ineffective controls over the accounting for the income tax consequences of certain complex financing arrangements.  Specifically, the review performed by the Company and its third-party tax service provider did not sufficiently address the application of GAAP for book and tax basis differences resulting from the issuance of the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) for tax purposes.

These control deficiencies resulted in certain immaterial errors to the consolidated financial statements that were corrected before the issuance of our December 31, 2016 Form 10-K.  However, the control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As such, we concluded that the control deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on our internal control over financial reporting as of December 31, 2016.  KPMG LLP’s report appears on page 81 of this annual report on Form 10-K.

Remediation Plan

The Company intends to take steps during 2017 to remediate its material weakness in internal control over financial reporting.  The Company has begun and will continue to:

•

Improve the coordination between the Company and its third-party service provider regarding the financial reporting process and internal controls over the accounting for tax consequences of non-routine, complex transactions; and

•

Improve the design and documentation of our income tax controls, incorporate additional technical oversight based on assessment of expertise requirements and improve the technical training of our tax personnel as it relates to non-routine, complex transactions.

The Company has begun to implement the remediation efforts described above; however, until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

Except for the Company’s identification and assessment of the material weakness described above during the fourth quarter of 2016 relating to a transaction originating in fiscal year 2015, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lumos Networks Corp.:

We have audited Lumos Networks Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lumos Networks Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the accounting for the income tax consequences of certain complex financing arrangements has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lumos Networks Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three‑year period ended December 31, 2016. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 28, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Lumos Networks Corp. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Richmond, Virginia
March 28, 2017

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

We have adopted a Code of Business Conduct and Ethics pursuant to section 406 of the Sarbanes-Oxley Act.  A copy of our Code of Business Conduct and Ethics is publicly available on our Company website at http://ir.lumosnetworks.com.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 concerning the shares of common stock which are authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders
2011 Equity and Cash Incentive Plan	1,749,105	$12.35	901,558
Employee Stock Purchase Plan	-	-	-
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	1,749,105	$12.35	901,558

All other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

(3)  Exhibits

The exhibits on the accompanying Exhibits Index below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger, dated February 18, 2017, by and among Lumos Networks Corp. MTN Infrastructure TopCo, Inc. and MTN Infrastructure BidCo, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of Lumos Networks Corp.
3.2(2)	Amended and Restated Bylaws of Lumos Networks Corp.
4.1(3)	Form of Common Stock Certificate of Lumos Networks Corp.
10.1(4)	Lumos Networks Corp. 2011 Equity and Cash Incentive Plan (Amended as of March 5, 2014)
10.2(5)	Lumos Networks Corp. 2011 Employee Stock Purchase Plan
10.3(6)

Credit Agreement, dated as of April 30, 2013, among Lumos Networks Operating Company, certain subsidiaries of the Borrower (as defined in the Credit Agreement) party thereto and the Lenders (as defined in the Credit Agreement) party thereto

10.4(7)

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

10.6(9)	Notes Purchase Agreement dated August 5, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.7(9)	Warrants Purchase Agreement dated August 5, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.8(9)	8% Notes due August 15, 2022
10.9(9)	Warrants to Purchase 5,500,000 shares of Common Stock of Lumos Networks
10.10(9)	Investors Rights Agreement dated August 6, 2015, between Lumos Operating Company and Lumos Holdings, L.P.
10.11(9)	Third Amendment to the Credit Agreement, dated August 5, 2015.
10.12(10)	Form of performance vesting stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.13(10)	Form of time vested stock option award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.14(10)	Form of restricted stock award agreement, dated as of April 26, 2012, between Timothy G. Biltz and Lumos Networks Corp.
10.15(11)	Employment Agreement, dated as of May 15, 2013, between Jeffrey Miller and Lumos Networks Operating Company
10.16(121)	Employment Agreement, dated as of October 3, 2014, between Johan G. Broekhuysen and Lumos Networks Operating Company
10.17(13)	Employment Agreement, dated as of June 25, 2014, between Mary McDermott and Lumos Networks Corp. Operating Company
10.18(14)	Employment Agreement, dated May 5, 2015, between Timothy G. Biltz and Lumos Networks Corp.
10.20(15)	First Amendment to Employment Agreement, dated March 4, 2016, between Johan G. Broekhuysen and Lumos Networks Corp.
10.21(15)	Employment Agreement, dated as of August 28, 2012 and First Amendment to the Employment agreement dated March 4, 2016, between Diego Anderson and Lumos Networks Corp.
10.22(16)	Form of Stock Option Award Letter (Service-based)
10.23(16)	Form of Stock Option Award Letter (Performance-based)
10.24(16)	Form of Restricted Stock Award Letter (Service-based)
10.25(16)	Form of Restricted Stock Award Letter (Performance-based)
10.26(17)	Restricted Stock award grant, dated as of May 6, 2015, between Timothy G. Biltz and Lumos Networks Corp.
10.27(18)	Lumos Severance Plan for Eligible Officers

21.1*	Subsidiaries of Lumos Networks Corp.
23.1*	Consent of KPMG LLP
31.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certificate of Timothy G. Biltz, President and Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Johan G. Broekhuysen, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Filed as an exhibit to Form 8-K filed on February 22, 2017.
(2)	Filed as an exhibit to Current Report on Form 8-K filed November 4, 2011.
(3)	Filed as an exhibit to Amended Registration of Securities on Form 10-12B/A filed September 8, 2011.
(4)	Filed as appendix to Proxy Statement on Schedule 14A filed on March 18, 2014.
(5)	Filed as an exhibit to Registration Statement on Form S-8 filed on October 31, 2011.
(6)	Filed as an exhibit to Form 8-K filed on April 30, 2013.
(7)	Filed as an exhibit to Form 10-K filed on March 7, 2014.
(8)	Filed as an exhibit to Form 8-K filed on January 2, 2015.
(9)	Filed as an exhibit to Form 8-K filed on August 6, 2015.
(10)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 1, 2012.
(11)	Filed as an exhibit to Form 10-K filed on March 10, 2016.
(12)	Filed as an exhibit to Form 8-K filed on October 6, 2014

(13)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 7, 2014.
(14)	Filed as an exhibit to Form 8-K filed on May 5, 2015.
(15)	Filed as an exhibit to Form 8-K filed on March 9, 2016.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q filed May 3, 2013.
(17)	Filed as an exhibit to Quarterly Report on Form 10-Q filed August 6, 2015.
(18)	Filed as an exhibit to Quarterly Report on Form 10-Q filed November 9, 2016.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer

Signature	Title	Date

/s/ Timothy G. Biltz	President and Chief Executive Officer, Director	March 28, 2017
Timothy G. Biltz	(principal executive officer)

/s/ Johan G. Broekhuysen	Executive Vice President, Chief Financial Officer	March 28, 2017
Johan G. Broekhuysen	and Chief Accounting Officer
(principal accounting officer)

/s/ Peter D. Aquino	Director	March 28, 2017
Peter D. Aquino

/s/ Lawrence J. Askowitz	Director	March 28, 2017
Lawrence J. Askowitz

/s/ Robert E. Guth	Director	March 28, 2017
Robert E. Guth

/s/ Shawn F. O'Donnell	Director	March 28, 2017
Shawn F. O'Donnell

/s/ William M. Pruellage	Director	March 28, 2017
William M. Pruellage

/s/ Michael K. Robinson	Director	March 28, 2017
Michael K. Robinson

/s/ Michael T. Sicoli	Director	March 28, 2017
Michael T. Sicoli

/s/ Jerry E. Vaughn	Director	March 28, 2017
Jerry E. Vaughn