Form 10-Q
period 2017-06-30
Lumos Networks Corp.
filed 2017-08-07
CIK 1520744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

There were 23,944,060 shares of the registrant’s common stock outstanding as of the close of business on August 4, 2017.

LUMOS NETWORKS CORP.
2017 QUARTERLY REPORT ON FORM 10-Q

Part I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Signatures

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands)	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$34,769	$33,575
Marketable securities	4,500	38,081
Accounts receivable, net of allowance of $988 ($942 in 2016)	23,337	22,609
Other receivables	366	753
Income tax receivable	313	459
Prepaid expenses and other	7,471	5,028
Total Current Assets	70,756	100,505

Securities and Investments	1,585	1,479

Property, Plant and Equipment
Land and buildings	25,423	24,867
Network plant and equipment	759,534	733,154
Furniture, fixtures and other equipment	54,313	52,030
Total in service	839,270	810,051
Under construction	19,682	22,678

	858,952	832,729
Less accumulated depreciation and amortization	323,163	296,441

Total Property, Plant and Equipment, net	535,789	536,288

Other Assets
Goodwill	125,667	100,297
Other intangibles, less accumulated amortization of $99,783 ($97,467 in 2016)	19,317	8,503
Deferred charges and other assets	5,843	6,300
Total Other Assets	150,827	115,100

Total Assets	$758,957	$753,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

Lumos Networks Corp.

(Unaudited)

(In thousands, except par value per share amounts)	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Current portion of long-term debt	$13,521	$13,530
Accounts payable	7,448	8,607
Advance billings and customer deposits	14,524	14,140
Accrued compensation	1,482	1,491
Accrued operating taxes	5,980	4,518
Other accrued liabilities	9,245	5,000
Total Current Liabilities	52,200	47,286

Long-term Liabilities
Long-term debt, net of unamortized discount and debt issuance costs, excluding current portion	450,496	454,885
Retirement benefits	15,489	16,029
Deferred income taxes, net	93,163	96,988
Other long-term liabilities	7,529	2,124
Total Long-term Liabilities	566,677	570,026

Commitments and Contingencies

Equity
Preferred stock, par value $0.01 per share, authorized 100 shares, none issued	-	-
Common stock, par value $0.01 per share, authorized 55,000 shares; 24,059 shares issued and 23,944 outstanding (23,607 shares issued and 23,605 shares outstanding in 2016)	241	236
Additional paid-in capital	183,782	175,008
Treasury stock, 115 shares at cost (2 shares in 2016)	(2,027)	(2)
Accumulated deficit	(32,272)	(29,064)
Accumulated other comprehensive loss, net of tax	(10,598)	(11,004)
Total Lumos Networks Corp. Stockholders' Equity	139,126	135,174
Noncontrolling Interests	954	886

Total Equity	140,080	136,060

Total Liabilities and Equity	$758,957	$753,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Operating Revenues	$56,366	$52,448	$111,282	$103,242

Operating Expenses
Cost of Revenue, exclusive of depreciation and amortization shown separately below	10,517	10,079	20,936	20,291
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,357	20,216	53,025	43,551
Depreciation and amortization	14,192	12,398	29,184	24,289
Accretion of asset retirement obligations	24	34	49	68
Restructuring charges	34	-	34	2,207
Change in fair value of contingent consideration obligations	200	-	600	-
Total Operating Expenses	47,324	42,727	103,828	90,406
Operating Income	9,042	9,721	7,454	12,836

Other Income (Expenses)
Interest expense	(7,592)	(7,012)	(14,985)	(14,001)
Other income, net	16	98	639	272
Total Other Expenses, net	(7,576)	(6,914)	(14,346)	(13,729)
Income (Loss) Before Income Taxes	1,466	2,807	(6,892)	(893)

Income Tax Expense (Benefit)	901	1,527	(2,173)	666

Net Income (Loss)	565	1,280	(4,719)	(1,559)

Net Income Attributable to Noncontrolling Interests	(35)	(36)	(68)	(91)

Net Income (Loss) Attributable to Lumos Networks Corp.	$530	$1,244	$(4,787)	$(1,650)

Basic and Diluted Earnings (Loss) per Common Share Attributable to Lumos Networks Corp. Stockholders:

Basic and diluted earnings (loss) per share	$0.02	$0.05	$(0.21)	$(0.07)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Lumos Networks Corp.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income (Loss)	$565	$1,280	$(4,719)	$(1,559)

Other Comprehensive Income:
Reclassification adjustment for amortization of actuarial loss from defined benefit plans included in net income (loss) (see Note 2)	325	337	651	675
Unrealized holding gain (loss) on available-for-sale marketable securities	1	(3)	9	38
Income Taxes	(125)	(130)	(254)	(278)

Other Comprehensive Income, Net of Tax	201	204	406	435

Total Comprehensive Income (Loss)	766	1,484	(4,313)	(1,124)

Less: Comprehensive Income Attributable to Noncontrolling Interests	(35)	(36)	(68)	(91)

Comprehensive Income (Loss) Attributable to Lumos Networks Corp.	$731	$1,448	$(4,381)	$(1,215)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Lumos Networks Corp.

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(4,719)	$(1,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,868	23,001
Amortization	2,316	1,288
Accretion of asset retirement obligations	49	68
Change in fair value of contingent consideration obligations	600	-
Deferred income taxes	(2,172)	447
Equity-based compensation expense	7,996	6,816
Amortization of debt discounts and issuance costs	2,371	2,212
Retirement benefits, net of cash contributions and distributions	111	218
Other	208	877
Changes in assets and liabilities from operations:
Decrease (increase) in accounts receivable	846	(755)
Increase in other assets	(1,071)	(3,880)
Changes in income taxes	146	99
Decrease in accounts payable	251	585
(Decrease) increase in other current liabilities	(69)	3,264
Net Cash Provided by Operating Activities	33,731	32,681

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(24,197)	(45,191)
Acquisition of Clarity Communications, LLC, net of cash acquired	(9,961)	-
Acquisition of DC74, LLC, net of cash acquired	(23,528)	-
Purchases of available-for-sale marketable securities	(4,000)	(18,344)
Proceeds from sale or maturity of available-for-sale marketable securities	37,596	74,764
Net Cash (Used in) Provided by Investing Activities	(24,090)	11,229

Cash Flows from Financing Activities:
Principal payments on senior secured term loans	(6,517)	(4,015)
Principal payments under capital lease obligations	(254)	(2,397)
Proceeds from stock option exercises and employee stock purchase plan	1,031	530
Repurchases of common stock to settle tax withholding obligations on employee stock awards	(2,707)	(2,311)
Net Cash Used in Financing Activities	(8,447)	(8,193)
Increase in cash and cash equivalents	1,194	35,717
Cash and Cash Equivalents:
Beginning of Period	33,575	13,267

End of Period	$34,769	$48,984

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Lumos Networks Corp.

Note 1. Organization

Lumos Networks Corp. (“Lumos Networks” or the “Company”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region with a network of long-haul fiber, metro Ethernet and Ethernet rings offering end-to-end connectivity in 26 markets in Virginia, West Virginia, North Carolina, Pennsylvania, Maryland, Ohio and Kentucky. The Company serves carrier, enterprise and residential customers over its fiber network offering data, voice and IP services.  The Company’s principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell (“FTTC”) wireless backhaul and fiber transport services, wavelength transport services, IP services and other voice services.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 contain all adjustments necessary to present fairly in all material respects the Company’s financial position and the results of operations and cash flows for all periods presented on the respective condensed consolidated financial statements included herein.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Accounting Principle

In January 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which is effective for public companies for fiscal years beginning after September 1, 2016.  ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities.  All legal entities will be subject to reevaluation under this revised consolidation model.  The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The Company’s condensed consolidated financial statements as of and for the three months and six months ended June 30, 2017 and 2016 were not impacted by the adoption of ASU 2015-02.

Additionally, the Company adopted FASB ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) in January 2017, which simplifies the accounting for share-based payment transactions and is effective for public companies for annual reporting periods beginning after December 15, 2016.  Among other things, ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for statutory tax rate withholding. The adoption of ASU 2016-09, which resulted in the recognition of excess tax benefits through the condensed consolidated statement of operations and an accounting policy election made by the Company to eliminate the use of a forfeiture estimate and recognize forfeitures as they occur, resulted in the recognition of a cumulative effect adjustment with a $1.6 million impact to accumulated deficit and a $1.9 million total impact to stockholders’ equity and deferred income taxes. There was no material impact on the Company’s condensed consolidated statement of cash flows, the condensed consolidated statement of operations, or net income (loss) or earnings (loss) per share. The adoption of the accounting policy election to record forfeitures as incurred and the recognition of excess tax benefits in the condensed consolidated statement of operations may increase the volatility of net income (loss).

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

Cash Equivalents and Marketable Securities

The Company considers its investment in all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.  The Company’s marketable securities at June 30, 2017 and December 31, 2016 consist of debt securities not classified as cash equivalents. The Company classifies such debt securities as either held-to-maturity, when the Company has the positive intent and ability to hold the securities to maturity, or available-for-sale.  Held-to-maturity debt securities are carried at amortized cost, adjusted for the amortization of premiums or accretion of discounts.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax.  All of the Company’s debt securities not classified as cash equivalents were classified as available-for-sale securities as of June 30, 2017 and December 31, 2016.

Trade Accounts Receivable

The Company sells its services to other communication carriers and to enterprise and residential customers primarily in Virginia and West Virginia and portions of other states in the Mid-Atlantic region of the United States.  The Company has credit and collection policies to maximize collection of trade receivables and requires advance payment for certain services.  The Company estimates an allowance for doubtful accounts based on a review of specific customers with large receivable balances and for the remaining customer receivables the Company uses historical results, current and expected trends and changes in credit policies.  Management believes the allowance adequately covers all anticipated losses with respect to trade receivables.  Actual credit losses could differ from such estimates.  The Company includes bad debt expense in selling, general and administrative in the condensed consolidated statements of operations.  Bad debt expense for each of the three months ended June 30, 2017 and 2016 was $0.1 million and bad debt expense for each of the six months ended June 30, 2017 and 2016 was $0.2 million.  The Company’s allowance for doubtful accounts and customer credits was $1.0 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively.

The following table presents a roll-forward of the Company’s allowance for doubtful accounts and customer credits from December 31, 2016 to June 30, 2017:

		Additions
(In thousands)	December 31, 2016	Charged to Expense	Deducted from Other Accounts	Deductions	June 30, 2017
Allowance for doubtful accounts and customer credits	$942	$198	$(3)	$(149)	$988

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

The Company believes that no impairment indicators exist as of June 30, 2017 that would require the Company to perform impairment testing for long-lived assets, including property, plant and equipment, long-term deferred charges and finite-lived intangible assets to be held and used.

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

Intangibles with a finite life are classified as other intangibles on the condensed consolidated balance sheets.  At June 30, 2017 and December 31, 2016, other intangibles were comprised of the following:

		June 30, 2017		December 31, 2016
(Dollars in thousands)	Estimated Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	6 to 15 yrs	$115,808	$(97,640)	$103,108	$(95,463)
Trademarks and franchise rights	4 to 15 yrs	3,262	(2,138)	2,862	(2,004)
Non-compete Agreements	2 to 3 yrs	30	(5)	-	-
Total		$119,100	$(99,783)	$105,970	$(97,467)

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

The estimated life of amortizable intangible assets is determined from the unique factors specific to each asset, and the Company periodically reviews and updates estimated lives based on current events and future expectations.  The Company capitalizes costs incurred to renew or extend the term of a recognized intangible asset and amortizes such costs over the remaining life of the asset. No such costs were incurred during the three or six months ended June 30, 2017.  Amortization expense for the three months ended June 30, 2017 and 2016 was $1.2 million and $0.6 million, respectively, and amortization expense for the six months ended June 30, 2017 and 2016 was $2.3 million and $1.3 million, respectively.

Amortization expense for the remainder of 2017 and for the next five years is expected to be as follows:

(In thousands)	Customer Relationships	Trademarks and Franchise Rights	Non-compete Agreements	Total
Remainder of 2017	$2,308	$136	$7	$2,451
2018	3,727	270	12	4,009
2019	3,443	247	6	3,696
2020	2,922	115	-	3,037
2021	2,531	25	-	2,556
2022	1,195	-	-	1,195

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain trademarks are considered to be indefinite-lived intangible assets.  Indefinite-lived intangible assets are not subject to amortization but are instead tested for impairment annually or more frequently if an event indicates that the asset might be impaired.  The Company’s policy is to assess the recoverability of indefinite-lived intangible assets annually on October 1 and whenever adverse events or changes in circumstances indicate that impairment may have occurred.    The Company believes there have

been no events or circumstances to cause it to evaluate the carrying amount of goodwill or indefinite-lived intangible assets during the six months ended June 30, 2017.

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

For the three and six months ended June 30, 2017 and 2016, the components of the Company’s net periodic benefit (income) cost for the Pension Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$-	$-	$-	$-
Interest cost	648	674	1,296	1,348
Expected return on plan assets	(912)	(884)	(1,824)	(1,768)
Amortization of loss	236	262	472	524
Net periodic benefit (income) cost	$(28)	$52	$(56)	$104

Pension Plan assets were valued at $56.6 million and $55.6 million at June 30, 2017 and December 31, 2016, respectively.  No funding contributions were made during the three or six months ended June 30, 2017, and the Company does not expect to make a funding contribution during the remainder of 2017.

The Company also provides life insurance benefits for retired employees who meet eligibility requirements through two postretirement welfare benefit plans (the “Other Postretirement Benefit Plans”).  The Company had provided retiree medical benefits under these plans until those benefits were terminated effective December 31, 2014.  The Company did not incur any significant costs associated with these plans during the three or six months ended June 30, 2017 or 2016.

The Company recognized expense for certain nonqualified pension plans for each of the three months ended June 30, 2017 and 2016 of $0.1 million, and less than $0.1 million of this expense for each of these periods relates to the amortization of actuarial loss.  Expense for nonqualified pension plans for the six months ended June 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively, and $0.2 million and $0.1 million of this expense for each of these periods, respectively, relates to the amortization of actuarial loss.

The gross amount reclassified out of accumulated other comprehensive loss related to amortization of actuarial losses for retirement plans for each of the three months ended June 30, 2017 and 2016 was $0.3 million, and $0.7 million for each of the six months ended June 30, 2017 and 2016,  all of which has been reclassified to selling, general and administrative on the condensed consolidated statements of operations.    Income taxes associated with these reclassifications were $0.1 million for each of the three months ended June 30, 2017 and 2016 and $0.3 million for each of the six months ended June 30, 2017 and 2016.

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

Total equity-based compensation expense related to all of the share-based awards, annual employee bonuses paid in the form of immediately vested shares and the Company’s 401(k) matching contributions was $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $8.0 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Future charges for equity-based compensation related to instruments outstanding at June 30, 2017 are estimated to be $2.2 million for the remainder of 2017, $2.1 million in 2018, $0.7 million in 2019 and less than $0.1 million in 2020 and thereafter.

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

The Company has completed its initial impact assessment and is in the process of developing an implementation plan to include any potential process or system changes; however, the assessment of the impact to the Company’s results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will adopt this new standard as of January 1, 2018 and currently expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both the Company’s initial assessment and its selected transition method may change depending on the results of the Company’s final assessment of the impact to its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which addresses eight classification issues related to the statement of cash flows presentation, with the objective of reducing diversity in practice. The amendments in this ASU provide guidance on the following cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a  business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-

owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 31, 2017, with early adoption permitted.  Although the Company is still evaluating the effect that ASU 2016-15 will have on its statement of cash flow and disclosures, the Company expects the standard will primarily impact the presentation of the earnouts associated with the business acquisitions completed in January 2017. Their presentation in accordance with ASU 2016-15 would depend on whether they were deemed to be paid soon after the acquisition.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires the service cost component of net benefit cost to be reported in the same line item as compensation cost on the consolidated statements of operations.  Under 2017-07 all other components of net benefit cost will be reported outside of operating income.  ASU 2017-07 is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017 and retrospective application of the change in income statement presentation is required.  The Company is still evaluating the effect that ASU 2017-07 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements and requires that a description of significant modifications for each period for which an income statement is presented along with the related increase or decrease in expense due to these modifications.  ASU 2017-09 is effective for all public business entities for annual and interim periods beginning after December 15, 2017 and early adoption is permitted at the beginning of an annual period for which interim or annual financial statements have not been issued.  The Company does not expect the future adoption of ASU 2017-09 to have a material impact on its consolidated financial statements..  T

Note 3. EQT Merger

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

The completion of the EQT Merger, which is expected to close within 90 days of this filing, is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company, (ii) the approval of the transaction by the Federal Communications Commission (the “FCC”), (iii) the filing of a voluntary notice with CFIUS and investigative procedures as deemed necessary by the agency, (iv) the provision of all required notices to applicable state public utility commissions and approval in return as required, (v) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (vi) the absence of any proceeding, order or law enjoining or prohibiting the EQT Merger or the other transactions contemplated by the Merger Agreement, (vii) each party’s material performance of its obligations and compliance with its covenants, (viii) the accuracy of each party’s representations and warranties, subject to customary materiality qualifiers, and (ix) the absence of a material adverse effect on the Company. The HSR Act waiting period expired on April 3, 2017. The Company’s stockholders voted to approve the adoption of the Merger Agreement at the Company’s annual meeting of stockholders on May 24, 2017. The Company is awaiting approvals from one additional state and from the FCC.

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

During the three and six months ended June 30, 2017, the Company incurred $0.4 million and $3.2 million, respectively, in acquisition and merger related charges associated with the EQT Merger, which consist primarily of professional fees incurred from legal and investment banking services, which are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

In the first quarter of 2017, the Company initially recognized the assets acquired and liabilities assumed from the aforementioned acquisitions based on preliminary estimates of their acquisition date fair values. As additional information regarding the acquired assets and assumed liabilities becomes known, management may make additional adjustments to the opening balance sheets of the acquired companies up to the end of the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. No material adjustments were made to these estimates during the three months ended June 30, 2017. Furthermore, as of June 30, 2017, the Company had not completed its fair value analyses and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including, but not limited to, the allocations to goodwill and intangible assets, tangible fixed assets and contingent consideration obligations related to its acquisitions of Clarity and DC74. All information presented with respect to working capital and non-working capital acquired assets and assumed liabilities as it relates to these acquisitions is preliminary and subject to revision pending the completion of the fair value analyses.

The preliminary fair values of the assets acquired and liabilities assumed were determined using the income, cost, and market approaches. The cost and market approaches were used in combination to determine the fair value of the real and personal property and derivations of the income approach were predominantly used in valuing the intangible assets and contingent consideration obligations associated with the earnout provisions.  The weighted average useful life for all acquired assets was 8.9 years and the weighted average useful life by category was 9.0 years for customer relationships, 4.5 years for trademarks and 2.7 years for non-compete agreements.

The following table summarizes the Company's preliminary estimates of the acquisition date fair values of the assets acquired and liabilities assumed from its Clarity and DC74 acquisitions:

(In thousands)	Clarity Communications, LLC January 4, 2017	DC74, LLC January 31, 2017
Assets acquired
Cash	$625	$493
Other Current Assets	1,318	380
Property, Plant and Equipment	2,819	1,684
Goodwill	6,723	18,647
Intangible assets subject to amortization
Customer relationship intangible	4,300	8,400
Trademark intangible	200	200
Non-compete agreement intangible	20	10
Total intangible assets subject to amortization	4,520	8,610
Other Assets	34	47
Total assets acquired	16,039	29,861
Liabilities assumed
Current liabilities	853	445
Long-term liabilities	-	495
Total liabilities assumed	853	940
Net assets acquired	15,186	28,921
Less cash acquired	(625)	(493)
Net consideration paid	14,561	28,428
Less contingent consideration obligations	(4,600)	(4,900)
Net cash consideration paid at closing	$9,961	$23,528

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

A roll-forward of the preliminary segmented goodwill from December 31, 2016 to June 30, 2017 is as follows:

(In thousands)	December 31, 2016	Acquisition Additions	June 30, 2017
Data	$90,561	$25,370	$115,931
R&SB	9,736	-	9,736
RLEC Access	-	-	-
Total goodwill	$100,297	$25,370	$125,667

The amounts of Clarity revenue and net income included in the Company’s condensed consolidated statement of operations for the period January 4, 2017 through June 30, 2017 are $3.3 million and $0.2 million, respectively, and $1.7 million and $0.1 million for the three months ended June 30, 2017, respectively.  The amounts of DC74 revenue and net income included in the Company’s condensed consolidated statement of operations for the period January 31, 2017 through June 30, 2017 are $2.8 million and $0.1 million, respectively, and $1.7 million and $0.1 million for the three months ended June 30, 2017, respectively.  The pro forma results of the combined operations of the Company and Clarity and DC74 are not materially different from the Company’s presented statement of operations for the three and six months ended June 30, 2017.

In connection with the acquisitions of Clarity and DC74, the Company incurred certain professional fees (i.e., legal, accounting, regulatory, etc.), which have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from  operating activities in the condensed consolidated statement of cash flows. The Company incurred transaction costs of less than $0.1 million for each acquisition during the three months ended June 30, 2017 and less than $0.1 million and $0.2 million, for the six months ended June 30, 2017 in connection with the Clarity and DC74 acquisitions, respectively.

Note 5.  Cash Equivalents and Marketable Securities

The Company’s cash equivalents and available-for-sale marketable securities reported at fair value as of June 30, 2017 and December 31, 2016 are summarized below:

(In thousands)	June 30, 2017	December 31, 2016
Cash equivalents:
Money market mutual funds	$24	$6,742
Commercial paper	11,744	-
Debt securities issued by U.S. Government agencies	2,399	-
Municipal bonds	500	-
Corporate debt securities	1,240	413
Total cash equivalents	15,907	7,155
Marketable securities:
Variable rate demand notes	4,000	13,995
Commercial paper	-	7,370
Corporate debt securities	500	16,716
Total marketable securities, available-for-sale	4,500	38,081

Total cash equivalents and marketable securities	$20,407	$45,236

At June 30, 2017 and December 31, 2016, the carrying values of the investments included in cash and cash equivalents approximated fair value.  The aggregate amortized cost of the available-for-sale securities was not materially different from the aggregate fair value.

The contractual maturities of the Company’s available-for-sale debt securities were as follows  as of June 30, 2017:

(In thousands)	Total
Due in one year or less	$500
Due after one year through five years	-
Due after five years through ten years	1,000
Due after ten years	3,000
Total debt securities	$4,500

The Company received total proceeds of $10.4 million and $31.7 million from the sale or maturity of available-for-sale marketable securities during the three months ended June 30, 2017 and 2016, respectively, and $37.6 million and $74.8 million during the six months ended June 30, 2017 and 2016, respectively.  The Company did not recognize any material realized net gains or losses and net unrealized holding gains or losses on available-for-sale marketable securities were less than $0.1 million for each of the three and six months ended June 30, 2017 and 2016.  Unrealized holding gains or losses are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

•	RLEC Access: This segment provides carrier customers access to the Company’s network within the Company’s RLEC footprint and primarily includes switched access services.

Summarized financial information concerning the Company’s reportable segments is presented in the following table:

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2017:
Operating revenues	$35,534	$15,490	$5,342	$-	$56,366
Cost of revenue	5,632	4,885	-	-	10,517
Gross profit	29,902	10,605	5,342	-	N/A
Direct operating and selling costs	2,316	1,139	163	-	3,618
Indirect operating costs	8,097	2,327	51	-	10,475
Corporate general and administrative costs	4,384	1,479	421	1,980	8,264
Adjusted EBITDA(1)	15,105	5,660	4,707	-	N/A
Capital expenditures	9,777	1,657	-	(334)	11,100

For the six months ended June 30, 2017:
Operating revenues	$70,121	$30,695	$10,466	$-	$111,282
Cost of revenue	11,081	9,855	-	-	20,936
Gross profit	59,040	20,840	10,466	-	N/A
Direct operating and selling costs	4,486	2,246	317	-	7,049
Indirect operating costs	16,119	4,723	103	-	20,945
Corporate general and administrative costs	9,023	3,090	876	12,042	25,031
Adjusted EBITDA(1)	29,412	10,781	9,170	-	N/A
Capital expenditures	20,686	3,904	-	(393)	24,197

(In thousands)	Data	R&SB	RLEC Access	Corporate (Unallocated)	Total
For the three months ended June 30, 2016:
Operating revenues	$30,956	$16,149	$5,343	$-	$52,448
Cost of revenue	4,564	5,515	-	-	10,079
Gross profit	26,392	10,634	5,343	-	N/A
Direct operating and selling costs	1,915	1,240	172	-	3,327
Indirect operating costs	6,584	2,304	51	-	8,939
Corporate general and administrative costs	4,067	1,751	509	1,623	7,950
Adjusted EBITDA(1)	13,826	5,339	4,611	-	N/A
Capital expenditures	20,792	2,201	-	192	23,185

For the six months ended June 30, 2016:
Operating revenues	$60,585	31,977	10,680	-	$103,242
Cost of revenue	9,132	11,159	-	-	20,291
Gross profit	51,453	20,818	10,680	-	N/A
Direct operating and selling costs	3,586	2,282	317	-	6,185
Indirect operating costs	12,753	4,677	106	-	17,536
Corporate general and administrative costs	7,974	3,371	994	7,491	19,830
Adjusted EBITDA(1)	27,140	10,488	9,263	-	N/A
Capital expenditures	42,182	4,423	-	(1,414)	45,191

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

The following table provides a reconciliation of the total of the Company’s reportable segments measure of profit to the Company’s consolidated income (loss) before income taxes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Data Adjusted EBITDA	$15,105	$13,826	$29,412	$27,140
R&SB Adjusted EBITDA	5,660	5,339	10,781	10,488
RLEC Access Adjusted EBITDA	4,707	4,611	9,170	9,263
Total reportable segments measure of profit	25,472	23,776	49,363	46,891
Interest expense	(7,592)	(7,012)	(14,985)	(14,001)
Other income, net	16	98	639	272
Depreciation and amortization and accretion of asset retirement obligations	(14,216)	(12,432)	(29,233)	(24,357)
Amortization of actuarial losses	(325)	(337)	(651)	(675)
Equity-based compensation	(1,202)	(1,286)	(7,996)	(6,816)
Restructuring charges	(34)	-	(34)	(2,207)
Changes in fair value of contingent consideration obligations	(200)	-	(600)	-
Acquisition and merger related charges	(453)	-	(3,395)	-
Income (loss) before income taxes	$1,466	$2,807	$(6,892)	$(893)

The Company does not currently have any single customer that individually accounted for more than 10% of the Company’s total operating revenues for the three and six months ended June 30, 2017 and 2016. The Company’s five largest carrier customers, in the aggregate, accounted for 29% and 32% of the Company’s total operating revenues for the three months ended June 30, 2017 and 2016, respectively, and 30% and 32% for the six months ended June 30, 2017 and 2016, respectively.   Revenues from these carrier customers were derived primarily from network access, data transport and FTTC services.

Note 7.  Long-Term Debt

As of June 30, 2017 and December 31, 2016, the Company’s outstanding long-term debt consisted of the following:

	June 30, 2017		December 31, 2016
(In thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Credit Facility	$333,870	$2,599	$340,385	$3,283
8% Notes	150,000	24,842	150,000	26,529
Capital lease obligations	7,588	-	7,842	-
Long-term debt	491,458	27,441	498,227	29,812
Less: Current portion of long-term debt	13,521	-	13,530	-
Long-term debt, excluding current portion	$477,937	$27,441	$484,697	$29,812

Credit Facility

On April 30, 2013, Lumos Networks Operating Company, a wholly-owned subsidiary of the Company, entered into a $425 million credit facility (the “Credit Facility”).  The Credit Facility consists of a $100 million senior secured five-year term loan (“Term Loan A”), a $275 million senior secured six-year term loan (“Term Loan B”); a $28 million senior secured incremental term loan, which was added through an amendment to the Credit Facility dated January 2, 2015, (“Term Loan C”); and a $50 million senior secured five-year revolving credit facility (the “Revolver”).  The proceeds from Term Loan A and Term Loan B were used to retire the prior first lien credit facility outstanding amount of approximately $311 million and to pay closing costs and other expenses related to the transaction, with the remaining proceeds available for normal course capital expenditures and working capital purposes.  The Company used the net proceeds from Term Loan C to fund new FTTC projects. As of June 30, 2017, no borrowings were outstanding under the Revolver.

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

The amended Credit Facility includes various restrictions and conditions, including a maximum leverage ratio of 4.50:1.00 through December 31, 2017, 4.25:1.00 through December 31, 2018, and 4.00:1.00 thereafter.  The amended Credit Facility also sets a minimum interest rate coverage ratio of 3.25:1.00.  At June 30, 2017, the Company’s leverage ratio was 3.52:1.00 and its interest coverage ratio was 7.24:1.00.  The Company was in compliance with its debt covenants as of June 30, 2017.

The Company’s effective interest rate on its Credit Facility for the six months ended June 30, 2017 was 4.30%.

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

In connection with the issuance of the 8% Notes in August 2015 and the Term Loan C financing in January 2015, the Company deferred an additional $6.0 million and $0.9 million, respectively, in debt issuance costs.  Total unamortized debt issuance costs associated with the 8% Notes and Credit Facility are included in the table above, which amounts are included as a reduction of long-term debt in the condensed consolidated balance sheets in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These costs are being amortized to interest expense over the life of the debt using the effective interest method.  Amortization of debt issuance costs was  $1.2 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

The Company’s effective interest rate on the 8% Notes for the six months ended June 30, 2017 was 12.55%, which represents the contractual rate adjusted for the aforementioned discount and deferred debt issuance costs.

CoBank Patronage Credits

The Company receives patronage credits from CoBank and certain other of the Farm Credit System lending institutions (collectively referred to as “patronage banks”) which are not reflected in the interest rates above.  The patronage banks hold a portion of the credit facility and are cooperative banks that are required to distribute their profits to their members.  Patronage credits are calculated based on the patronage banks’ ownership percentage of the credit facility and are received by the Company as either a cash distribution or as equity in the patronage banks.  These credits are recorded in the condensed consolidated statements of operations as an offset to interest expense.  The Patronage credits were $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million for each of the six months ended June 30, 2017 and 2016.

The aggregate maturities of Term Loan A, Term Loan B and Term Loan C under the Credit Facility are $6.5 million in the remainder of 2017, $70.9 million in 2018 and  $256.5 million in 2019. The Revolver under the Credit Facility, under which no borrowings are outstanding as of June 30, 2017, matures in full in 2018. The 8% Notes mature for $150.0 million in 2022.

Capital lease obligations

In addition to the long-term debt discussed above, the Company has capital leases on vehicles with original lease terms of four to five years.  The Company also has a  fiber indefeasible right of use (“IRU”) classified as a capital lease, which was entered into in January 2016.  The IRU network capacity arrangement extends through 2035 with payments due monthly. As of June 30, 2017, the combined total net present value of the Company’s future minimum lease payments is $7.6 million and the principal portion of these capital lease obligations is due as follows:  $0.2 million in the remainder of 2017, $0.5 million in 2018, $0.5 million in 2019, $0.4 million in 2020, $0.4 million in 2021 and $5.6 million thereafter.

The historical cost and accumulated amortization for each of the related assets associated with the capital leases is as follows as of June 30, 2017:

	June 30, 2017
(In thousands)	Historical Cost	Accumulated Amortization
Vehicles	$2,657	$(1,867)
Network capacity IRU	8,871	(665)
Total	$11,528	$(2,532)

Note 8.  Supplementary Disclosures of Cash Flow Information

The following information is presented as supplementary disclosures for the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash payments for:
Interest (net of amounts capitalized)	$12,421	$11,324
Income taxes	-	114
Supplemental investing and financing activities:
Additions to property, plant and equipment included in accounts payable	1,279	5,607
Obligations incurred under capital leases	-	7,936

Cash payments for interest for the six months ended June 30, 2017 and 2016 in the table above are net of $0.7 million and $0.8 million, respectively, of cash received from CoBank for patronage credits (Note 7).  The amount of interest capitalized was $0.3 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Note 9.  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, capital lease obligations (including the current portion), accrued liabilities, contingent consideration obligations, the Credit Facility (including the current portion) and the 8% Notes as of June 30, 2017 and December 31, 2016.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and accrued liabilities approximated their fair values at June 30, 2017 and December 31, 2016.  Marketable securities are recorded in the condensed consolidated balance sheets at fair value (see Note 5).

The following tables present the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$24	$-	$-	$24
Commercial paper	-	11,744	-	11,744
Debt securities issued by U.S. Government agencies	-	2,399	-	2,399
Municipal bonds	-	500	-	500
Corporate debt securities	-	1,240	-	1,240
Total cash equivalents	24	15,883	-	15,907
Marketable securities:
Variable rate demand notes	-	4,000	-	4,000
Corporate debt securities	-	500	-	500
Total marketable securities	-	4,500	-	4,500
Total financial assets	$24	$20,383	$-	$20,407

Financial Liabilities:
Contingent consideration obligations	$-	$-	$10,100	$10,100
Total financial liabilities	$-	$-	$10,100	$10,100

	Fair Value Measurements at December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash equivalents:
Money market mutual funds	$6,742	$-	$-	$6,742
Corporate debt securities	-	413	-	413
Total cash equivalents	6,742	413	-	7,155
Marketable securities:
Variable rate demand notes	-	13,995	-	13,995
Commercial paper	-	7,370	-	7,370
Corporate debt securities	-	16,716	-	16,716
Total marketable securities	-	38,081	-	38,081
Total financial assets	$6,742	$38,494	$-	$45,236

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

Additionally, through the business acquisitions of Clarity and DC74, the Company recognized contingent consideration obligations associated with the earnout provisions contained in the agreements. The fair value of the contingent consideration obligations was estimated using a discounted cash flow analysis that schedules out probability-weighted cash flows and adjusts for other factors such as estimated changes in market conditions and credit risk. The fair values of the contingent consideration obligations as of June 30, 2017 for Clarity and DC74 were $4.9 million and $5.2 million, respectively. The fair value technique applied utilizes certain Level 3 inputs.

The following table summarizes the carrying amounts and estimated fair values of the components included in the Company’s long-term debt, including the current portion.

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Credit Facility	$331,271	$297,201	$337,102	$304,571
8% Notes	125,158	135,012	123,471	133,965
Capital Lease Obligations	7,588	7,588	7,842	7,842

The respective fair values of the Credit Facility and the 8% Notes were estimated based on an internal discounted cash flows analysis that schedules out the estimated cash flows for the future debt and interest repayments and applies a discount factor that is adjusted to reflect estimated changes in market conditions and credit factors.

The Company also has certain non-marketable long-term investments for which it is not practicable to estimate fair value with total carrying values of $1.6 million and $1.5 million as of June 30, 2017 and December 31, 2016, respectively of which $1.5 million and $1.4 million, respectively, represents the Company’s investment in CoBank.  This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank.  This investment is carried under the cost method.

Note 10.  Equity

Below is a summary of the activity and status of equity as of and for the six months ended June 30, 2017:

(In thousands, except per share amounts)	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Total Lumos Networks Corp. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	23,607	2	$236	$175,008	$(2)	$(29,064)	$(11,004)	$135,174	$886	$136,060
Cumulative effect adjustment
of adoption of ASU 2016-09	-	-	-	329	-	1,579	-	1,908	-	1,908
Balance, January 1, 2017	23,607	2	236	175,337	(2)	(27,485)	(11,004)	137,082	886	137,968
Net loss attributable to
Lumos Networks Corp.	-	-	-	-	-	(4,787)	-	(4,787)	-	(4,787)
Other comprehensive income,
net of tax	-	-	-	-	-	-	406	406	-	406
Equity-based compensation expense	-	-	-	7,996	-	-	-	7,996	-	7,996
Restricted shares issued, shares
issued through the employee
stock purchase plan and
401(k) matching contributions
(net of shares reacquired
through restricted stock forfeits\
and settlement of tax withholding
obligations on vesting of shares)	410	152	5	101	(2,686)	-	-	(2,580)	-	(2,580)
Stock option exercises	42	(39)	-	348	661	-	-	1,009	-	1,009
Net income attributable to
noncontrolling interests	-	-	-	-	-	-	-	-	68	68
Balance, June 30, 2017	24,059	115	$241	$183,782	$(2,027)	$(32,272)	$(10,598)	$139,126	$954	$140,080

Note 11.  Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to Lumos Networks Corp. applicable to common shares by the weighted average number of common shares outstanding during the period.  The impact on earnings (loss) per share of nonvested restricted shares outstanding that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares is included in the computation of basic earnings per share pursuant to the two-class method.  The Company issues restricted shares from time to time with vesting terms that are based on achievement of certain stock price performance conditions.  These nonvested restricted shares are excluded from the computation of basic and diluted weighted average shares until the period in which the applicable performance or market conditions are attained.  The Company uses the treasury stock method to determine the number of potentially dilutive common shares from stock options and nonvested restricted shares during the period.  The computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016 are detailed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Lumos Networks Corp.	$530	$1,244	$(4,787)	$(1,650)
Less: net income attributable to Lumos Networks Corp. allocable to participating securities	(17)	(41)	-	-
Numerator for basic and diluted earnings (loss) per common share	513	1,203	(4,787)	(1,650)

Denominator:
Weighted average basic shares outstanding	23,946	23,341	23,869	23,218
Less: weighted average participating securities and nonvested performance-based restricted shares	(795)	(769)	(829)	(782)
Denominator for basic earnings (loss) per common share	23,151	22,572	23,040	22,436
Plus: potentially dilutive restricted shares and stock options	492	180	-	-
Plus: potentially dilutive warrants	1,190	-	-	-
Denominator for diluted earnings (loss) per common share	24,833	22,752	23,040	22,436

Basic and diluted earnings (loss) per share	$0.02	$0.05	$(0.21)	$(0.07)

For the three months ended June 30, 2017 and 2016,  the denominator for diluted earnings per common share excluded 518,356 and 952,374 shares, respectively, related to stock options and nonvested restricted stock. The denominator for diluted earnings per share for the three months ended June 30, 2017 also included 1,190,084 shares associated with the 8% Notes warrants, which are dilutive for the period.    For the six months ended June 30, 2017 and 2016, the denominator for diluted loss per common share is equivalent to the denominator for basic loss per common share because the addition of stock options and unvested restricted stock would be antidilutive for the period. For the six months ended June 30, 2017 and 2016, the denominator for diluted loss per common share excluded 469,975 and 509,737 and 1,208,383 and 331,027 shares, respectively, related to stock options and nonvested restricted stock, respectively.  The earnings (loss) per share calculations for the three months ended June 30, 2016 and the six months ended June 30, 2017 and 2016 also exclude the 5,500,000 outstanding stock warrants described in Note 12 as they would be antidilutive for each period.

Note 12.  Stock Options, Restricted Stock and Stock Warrants

Stock Options and Restricted Stock

The Company has an Equity and Cash Incentive Plan administered by the Compensation Committee of the Company’s board of directors, which permits the grant of long-term incentives to employees and non-employee directors, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, incentive awards, other stock-based awards and dividend equivalents.  As of June 30, 2017, the maximum number of shares of common stock available for awards under the Equity and Cash Incentive Plan was 5,500,000 and  533,114 securities remained available for issuance under the plan.  Upon the exercise of stock options or upon the grant of restricted stock under the Equity and Cash Incentive Plan, new common shares are issued or treasury stock is reissued.

The Company issued no stock options and 89,067 shares of restricted stock under the Equity and Cash Incentive Plan during the six months ended June 30, 2017.  Restricted shares generally cliff vest on the third anniversary of the grant date for employees and generally cliff vest on the first anniversary of the grant date for non-employee directors.  Some of the outstanding restricted stock awards vest on a graded vesting schedule over a five year period.

A summary of the activity and status of the Company’s stock options for the six months ended June 30, 2017 is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2016	1,749	$12.35
Granted during the period	-	-
Exercised during the period	(103)	13.67
Forfeited during the period	-	-
Expired during the period	(29)	19.44
Stock options outstanding at June 30, 2017	1,617	$12.14	5.1 years	$9,381

Stock options exercisable at June 30, 2017	1,278	$11.98	4.9 years	$7,640
Total stock options outstanding, vested and expected to vest at June 30, 2017	1,617	$12.14		$9,381

The total fair value of options that vested during the six months ended June 30, 2017 was $0.4 million. As of June 30, 2017, there was $0.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the activity and status of the Company’s restricted stock for the six months ended June 30, 2017, is as follows:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock outstanding at December 31, 2016	849	$13.85
Granted during the period	89	16.43
Vested during the period	(171)	13.38
Forfeited during the period	-	-
Restricted stock outstanding at June 30, 2017	767	$14.26

As of June 30, 2017, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

Stock Warrants

A summary of the activity and status of the Company’s stock warrants for the six months ended June 30, 2017, is as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Exercise Price per Share
Stock warrants outstanding at December 31, 2016	5,500	$13.99
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-
Stock warrants outstanding at June 30, 2017	5,500	$13.99

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

Lumos Investment Holdings, Ltd., an affiliate of Pamplona Capital Management, the holder of the Warrants has agreed, subject to the effectiveness of the EQT Merger, to exercise the Warrant. Upon exercise, Pamplona will receive 1,225,278 shares of common stock that will be exchanged for $18.00 per share in cash in the EQT Merger.

Note 13.  Income Taxes

Income tax expense for the three months ended June 30, 2017 and 2016 was $0.9 million and $1.5 million, respectively, income tax benefit for the six months ended June 30, 2017 was $2.2 million and income tax expense for the six months ended June 30, 2016 was $0.7 million, which represents the federal statutory tax rate applied to pre-tax income (loss) and the effects of state income taxes and certain non-deductible charges for each period.   The Company’s recurring non-deductible expenses relate primarily to certain non-cash equity-based compensation and non-deductible interest on the 8% Notes, which are treated as applicable high yield discount obligations (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code, as amended. The Company also incurred certain transaction costs during the three and six months ended June 30, 2017 and 2016 that would be considered capitalized costs for income tax purposes, primarily associated with the Merger.

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

Note 14.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $1.0 million and $1.2 million for the three months ended June 30, 2017 and 2016,  respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2017 and 2016, which is presented in the Company’s data segment revenues.  The Company had accounts receivable from ValleyNet of $0.3 million and $0.4 million at June 30, 2017 and December 31, 2016, respectively.  The Company also leases and resells capacity from ValleyNet.  The total lease expense was $0.3 million for each of the three months ended June 30, 2017 and 2016 and $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Note 15. Restructuring Charges

In 2016, the Company completed an employee reduction-in-force and restructuring costs, consisting of employee severance and termination benefits, of $1.9 million were recognized during the year ended December 31, 2016. There were less than $0.1 million of restructuring costs recognized during the three and six months ended June 30, 2017.

A liability for restructuring charges in the amount of $0.2 million is included in the Company’s condensed consolidated balance sheet as of June 30, 2017, related to employee termination costs accrued, but not yet paid. Below is a summary of the restructuring liability balance as of June 30, 2017:

(In thousands)	Employee Severance and Termination Benefits	Total
Beginning balance at December 31, 2016	$398	$398
Additions, net of adjustments	34	34
Payments	(232)	(232)
Ending balance at June 30, 2017	$200	$200

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

The Company has purchase commitments relating to capital projects totaling $1.3 million as of June 30, 2017, which are expected to be satisfied during the remainder of 2017.

Litigation Related to the EQT Merger

On April 4, 2017 and April 11, 2017, two putative class action lawsuits were filed in the United States District Court for the District of Delaware (the “Court”) against the Company’s directors, EQT Partners Inc., Parent and Merger Sub. The plaintiffs in the actions allege that the Company’s disclosures in its preliminary proxy statement filed by the Company with the SEC on March 31, 2017 contained false and misleading statements and omitted material information and further that the individual defendants are liable for those alleged misstatements and omissions. The actions sought, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and costs. Following the Company’s filing of its definitive proxy, the plaintiffs in the actions filed stipulations of voluntary dismissal asserting that their claims had been rendered moot. On June 12, 2017 the Court issued a Stipulation of Dismissal and Withdrawal Order for each action, in which the Court retained jurisdiction over the action solely for purposes of further proceedings related to the adjudication of the plaintiffs’ fee and expense application.  Although it is not possible to predict the outcome of litigation matters with certainty, the Company believes that this adjudication will not result in fees and expenses that will have a material adverse effect on our financial condition, results of operations and cash flows.

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

Overview

Lumos Networks Corp. (“Lumos Networks,” the “Company,” “we,” “us,” or “our”) is a fiber-based bandwidth infrastructure and service provider in the Mid-Atlantic region.  We provide services to carrier and enterprise customers, including healthcare providers, local government agencies, financial institutions and educational institutions, over our approximately 11,000 route-mile fiber optic network.  Our principal products and services include Multiprotocol Label Switching (“MPLS”) based Ethernet, Metro Ethernet (“Metro E”), Fiber to the Cell site (“FTTC”) wireless backhaul and data transport services, wavelength transport services and IP services.

Our overall strategy is to transition into a pure-play fiber bandwidth infrastructure company through pursuit of expansion opportunities, both organic and inorganic. To achieve organic growth, our objective is to leverage and expand our fiber assets to capture the growing demand for data and mobility services among our carrier and enterprise customers in our marketplace. Our operating strategy is to (i) monetize our approximately 11,000 route-mile fiber optic network by selling bandwidth infrastructure services to new and existing carriers and enterprise customers while maintaining our ratio of data revenue from on-net traffic at or above 80%;  (ii) use our “expansion” and "edge-out” strategies to enter into new markets and extend into markets adjacent to our existing footprint to increase our addressable market size; (iii) leverage our growing fiber network to expand to new fiber to the cell opportunities under long term contracts; (iv) proactively manage our churn through several initiatives including upgrading existing customers from legacy technologies to carrier Ethernet services and continually improving network and operational performance; (v) focus on managing resources from the declining legacy voice products into our faster growing and more profitable data products; and (vi) execute our success-based investment strategy in both organic and inorganic opportunities to grow our data business while maintaining our capital efficiency and expanding margins.

EQT Merger

On February 18, 2017, we entered into a definitive agreement (“Merger Agreement”) by and among the Company, MTN Infrastructure TopCo, Inc. (“Parent”) and MTN Infrastructure BidCo, Inc. (“Merger Sub”), pursuant to which we will be acquired by EQT Infrastructure investment strategy (“EQT Infrastructure”), subject to regulatory approval and other customary closing conditions  (“the Merger” or “EQT Merger”). Pursuant to the Merger Agreement, each outstanding share of common stock of the Company prior to the effective time of the Merger shall be automatically converted into the right to receive $18.00 in cash.

For further information refer to Note 3. EQT Merger in the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report. Also refer to the Current Reports filed on Form 8-K on February 21, 2017, February 22, 2017 and May 24, 2017 and our definitive proxy statement filed on April 21, 2017.

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

Our data segment provided 63.0% and 59.0% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 63.0% and 58.7% in the respective six month periods.  Revenue for our data segment increased 15.7% for the six months ended June 30, 2017, as compared to the respective period in 2016.  This segment, which includes our enterprise data, transport and FTTC product groups, represents the main growth opportunity and is the key focal point of our strategy.  We market and sell these services primarily to carrier and enterprise customers, including healthcare providers, state and local government agencies, financial institutions and educational institutions.  Our data product lines are growing at a pace that significantly exceeds the decline in our legacy product lines, and in the aggregate, due to our focus on on-net customers, they also provide a higher gross margin.  A significant majority of our capital expenditures and sales force are dedicated to increasing revenue and profit from our data segment.  We believe that a balanced split between enterprise and carrier revenue results in the most effective capital allocation and resulting profitability.  Our ability to sustain or accelerate revenue growth in our data segment depends on our ability to obtain and effectively deploy capital to upgrade and expand our fiber network and implement our expansion and edge-out strategies in a timely and disciplined manner, attract new customers and successfully manage churn downwards through customer retention programs, including upgrading existing customers from legacy technologies to carrier Ethernet services.

The 15.7% year-over-year growth in our data segment revenues for 2017 was achieved primarily through the business acquisitions of Clarity and DC74. Additionally, the growth is attributable to improving enterprise penetration within our existing and new markets, providing greater Ethernet bandwidth to enterprise customers and bandwidth upgrades on existing FTTC contracts and the addition of second tenants at existing towers. Our marketing and sales efforts are focused on taking advantage of increased carrier bandwidth demand, particularly for long-term FTTC contracts from wireless carriers that are deploying long-term evolution (“LTE”) data services, selling into our expansion and edge out markets (with an emphasis on targeting large enterprise customers in our expansion markets of Richmond, VA and Norfolk, VA), maximizing the use of our carrier end user distribution channel, providing connection to data centers for our enterprise customers and improving penetration in existing markets.  As of June 30, 2017, we had 1,307 cell towers and 2,171 buildings connected to our fiber network, including 43 data centers.  Our FTTC revenue increased $0.5 million, or 5.8%, for the three months ended June 30, 2017 and increased $1.7 million, or 9.4%, for the six months ended June 30, 2017 as compared to the respective periods in 2016 as a result of bandwidth upgrades on existing towers,  the addition of second tenants and to a lesser extent, the growth in connected towers.  Revenues from our enterprise data products increased $4.7 million, or 36.7%, for the three months ended June 30, 2017 and $9.2 million, or 37.0%, for the six months ended June 30, 2017 as compared to the respective periods in 2016 due to the business acquisitions of Clarity and DC74 and growth in our metro Ethernet and dedicated Internet product lines.  The growth in FTTC and enterprise data revenues was partially offset by the year-over-year decline in our revenue from data transport products, which have been negatively impacted by network grooming as existing customers redesign their networks and upgrade from time division multiplexing (“TDM”) technology to Ethernet products to improve efficiency.  As we continue to implement our data growth strategy, which includes monetizing our recently expanded fiber optic network in the key Virginia markets of Richmond and Norfolk, we believe that the effect of churn on legacy product lines will continue to be more than offset by revenues from carrier Ethernet products, including long-term FTTC contracts, new enterprise customers and expanded bandwidth services with existing customers.

Our R&SB segment provided 27.5% and 30.8% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 27.6% and 31.0% for the respective six month periods.  This segment includes legacy voice and IP services products targeted at our residential and small business customers.  Revenue declined approximately 4.0% for the first six months of 2017 as compared to 2016 primarily due to the decline in revenues from legacy voice products. This decline is attributable to voice line loss resulting from residential wireless substitution, technology changes and product replacement by competitive voice service offerings from cable operators in our markets. We expect aggregate revenue from these businesses will continue to decline.

Our RLEC access segment provided approximately 9.5% and 9.4% of our total revenue for the three and six months ended June 30, 2017, respectively, as compared to approximately 10.2% and 10.3% for the respective periods in 2016. This decline is attributable to voice line loss and regulatory actions taken to reduce intra-state tariffs by applicable regulatory authorities, principally the FCC and the Virginia SCC.  In 2011, the FCC released an order comprehensively reforming its Universal Service Fund (“USF”) and intercarrier compensation systems.  In the order, the FCC determined that interstate and intrastate access charges, as well as local reciprocal compensation, should be eliminated entirely over time.  These FCC pricing reductions commenced on July 1, 2012 and continue through July 1, 2020.  A portion of the access revenue previously received by our RLECs from carriers is being recovered through payments from the FCC’s “Connect America Fund” (“CAF”) and from increases in charges to end user subscribers in the form of rate increases and the FCC’s “Access Recovery Charge”.  These new payments and revenues were also effective July 1, 2012. Our total revenues derived from cost recovery mechanisms, including the USF and the CAF, were $5.1 million for each of the three months ended June 30, 2017 and 2016, and $10.2 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

Our R&SB and RLEC access segments require limited incremental capital to maintain the underlying assets and deliver reasonably predictable cash flows. Despite declining revenues, we expect cash flows from these legacy businesses to continue to significantly contribute to funding the capital investment in our growing data segment.

Our operating income margin was 16.0% for the three months ended June 30, 2017 as compared to 18.5% for the respective period in 2016.  Our operating income margins for the six months ended June 30, 2017 and 2016 were 6.7% and 12.4%, respectively. The decrease in our operating income margins for the three  month period was primarily due to increases in selling, general and administrative expenses and depreciation and amortization, partially offset by higher gross margins. The decrease in our operating income margins for the six month period was primarily due to the aforementioned reasons, but was also partially offset by lower restructuring costs as compared to the same period in 2016.  Our Contribution Margin ratios, as defined below, were 74.9% for the three and six months ended June 30, 2017 and 74.4% for the three and six months ended June 30, 2016. Our Adjusted EBITDA margins, as defined below, were 45.2% and 45.3% for the three months ended June 30, 2017 and 2016, respectively, and 44.4% and

45.4% for the six months ended June 30, 2017 and 2016, respectively.

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

See a reconciliation of net income (loss) attributable to Lumos Networks Corp. to Contribution Margin, as defined by the Company, on a consolidated basis for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income (Loss) Attributable to Lumos Networks Corp.	$530	$1,244	$(4,787)	$(1,650)
Net Income Attributable to Noncontrolling Interests	35	36	68	91
Net Income (Loss)	565	1,280	(4,719)	(1,559)
Income tax expense (benefit)	901	1,527	(2,173)	666
Interest expense	7,592	7,012	14,985	14,001
Other income, net	(16)	(98)	(639)	(272)
Operating income	9,042	9,721	7,454	12,836
Depreciation and amortization and accretion
of asset retirement obligations	14,216	12,432	29,233	24,357
Restructuring charges	34	-	34	2,207
Changes in fair value of contingent consideration obligations	200	-	600	-
Indirect operating costs	10,475	8,939	20,945	17,536
Corporate general and administrative costs, including equity-based compensation and acquisition and merger related charges	8,264	7,950	25,031	19,830
Contribution Margin	$42,231	$39,042	$83,297	$76,766

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

The following table provides a reconciliation of net income (loss) attributable to Lumos Networks Corp. to Adjusted EBITDA, as defined by the Company, on a consolidated basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income (Loss) Attributable to Lumos Networks Corp.	$530	$1,244	$(4,787)	$(1,650)
Net Income Attributable to Noncontrolling Interests	35	36	68	91
Net Income (Loss)	565	1,280	(4,719)	(1,559)
Income tax expense (benefit)	901	1,527	(2,173)	666
Interest expense	7,592	7,012	14,985	14,001
Other income, net	(16)	(98)	(639)	(272)
Operating income	9,042	9,721	7,454	12,836
Depreciation and amortization and accretion
of asset retirement obligations	14,216	12,432	29,233	24,357
Amortization of actuarial losses	325	337	651	675
Equity-based compensation	1,202	1,286	7,996	6,816
Restructuring charges	34	-	34	2,207
Changes in fair value of contingent consideration obligations	200	-	600	-
Acquisition and merger related charges	453	-	3,395	-
Adjusted EBITDA	$25,472	$23,776	$49,363	$46,891

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

Income Taxes

Our income tax expense (benefit) and effective tax rate increases or decreases based upon changes in a number of factors, including primarily the amount of our pre-tax income or loss, state minimum tax assessments, and non-deductible expenses.

Noncontrolling Interests in Earnings of Subsidiaries

We have a partnership through our RLECs with a 46.3% noncontrolling interest that owns certain signaling equipment and provides service to a number of small RLECs and to TNS (an inter-operability solution provider).

Results of Operations

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Operating revenues increased $3.9 million, or 7.5%, from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily due to increases in data revenues of $4.6 million, partially offset by a  decrease in R&SB revenues of $0.7 million. For the three months ended June 30, 2017, data revenues represented 63.0% of our total revenue, compared to 59.0% for the prior year comparative period.  Operating revenues increased $8.0 million, or 7.8%, from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to increases in data revenues of $9.5 million, partially offset by decreases in R&SB revenues of $1.3 million and RLEC access revenues of $0.2 million.  For further details regarding these revenue fluctuations, see “Operating Revenues” below.

Operating income decreased $0.7 million from $9.7 million for the three months ended June 30, 2016 to  $9.0 million for the three months ended June 30, 2017 due to a $2.1 million increase in selling, general and administrative expenses, a $1.8 million increase in depreciation and amortization, a $0.4 million increase in cost of revenue and a $0.2 million change in fair value of contingent consideration obligations, partially offset by a $3.9 million increase in revenue. Operating income decreased $5.4 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 due to a $9.5 million increase in selling, general and administrative expenses, a $4.9 million increase in depreciation and amortization, a $0.6 million increase in cost of revenue and a $0.6 million change in fair value of contingent consideration obligations, partially offset by a $8.0 million increase in revenue and decreases in restructuring charges.  For further details regarding these operating expense fluctuations, see “Operating Expenses” section below.

Net income attributable to Lumos Networks decreased $0.7 million from the three months ended June 30, 2016  to the three months ended June 30, 2017 primarily as a result of the $0.7 million decrease in operating income, increases in interest expense offset decreases in income tax expense over the one year period.

Net loss attributable to Lumos Networks increased $3.1 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily as a result of the $5.4 million decrease in operating income and a $1.0 million increase in interest expense, partially offset by a decrease in income taxes of $2.8 million and an increase in other income of $0.4 million.

Contribution Margin increased $3.2 million and $6.5 million from the three and six months ended June 30, 2016, respectively, to the three and six months ended June 30, 2017 due to the revenue increases discussed above.

Adjusted EBITDA was $25.5 million and $23.8 million for the three months ended June 30, 2017 and 2016,  respectively, and $49.4 million and $46.9 million for the six months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA increased due to the increases in revenue discussed above.

OPERATING REVENUES

The following table identifies our external operating revenues by business segment and major product group for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Dollars in thousands	2017	2016	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$17,604	$12,878	$4,726	36.7%
Transport	8,221	8,902	(681)	(7.6)%
FTTC	9,709	9,176	533	5.8%
Total Data	35,534	30,956	4,578	14.8%
R&SB:
Legacy voice	9,937	10,531	(594)	(5.6)%
IP services	4,524	4,445	79	1.8%
CLEC access	1,029	1,173	(144)	(12.3)%
Total R&SB	15,490	16,149	(659)	(4.1)%
RLEC access	5,342	5,343	(1)	(0.0)%
Total operating revenues	$56,366	$52,448	$3,918	7.5%

	Six Months Ended June 30,
Dollars in thousands	2017	2016	$ Variance	% Variance
Operating Revenues:
Data:
Enterprise data	$34,077	$24,879	$9,198	37.0%
Transport	16,675	18,001	(1,326)	(7.4)%
FTTC	19,369	17,705	1,664	9.4%
Total Data	70,121	60,585	9,536	15.7%
R&SB:
Legacy voice	19,644	20,945	(1,301)	(6.2)%
IP services	8,975	8,629	346	4.0%
CLEC access	2,076	2,403	(327)	(13.6)%
Total R&SB	30,695	31,977	(1,282)	(4.0)%
RLEC access	10,466	10,680	(214)	(2.0)%
Total operating revenues	$111,282	$103,242	$8,040	7.8%

•

Data.  Data revenues for the three months ended June 30, 2017 increased $4.6 million, or 14.8%, over the comparative period in 2016 and data revenues for the six months ended June 30, 2017 increased $9.5 million, or 15.7%, over the comparative period in 2016.  The overall increase in data revenues is primarily due to the acquisitions of Clarity and DC74, in addition to growth in enterprise data revenues and in FTTC site services, partially offset by churn in data transport revenues due to network grooming activities as described below.
o

Enterprise Data – Enterprise data revenues increased 36.7% for the three months ended June 30, 2017 and 37.0% for the six months ended June 30, 2017 as compared to the respective periods in 2016.   The business acquisitions of  Clarity and DC74 increased enterprise data revenues by a combined $2.8 million and $5.0 million during the three and six months ended June 30, 2017,  respectively, as compared to the respective 2016 periods. Additionally, we  were connected to 2,171 on-net buildings as of June 30, 2017, as compared to 1,922 as of June 30, 2016.  Metro Ethernet and dedicated Internet also contributed to revenue growth in this segment, which growth was partially attributable to increased installation of services sold through our carrier end user distribution channel. Growth in these product lines was partially offset by declines in private line and other legacy enterprise data products as a result of churn from competition from national carriers and cable operators in our markets and to a lesser extent due to customers upgrading from TDM to Ethernet products.

o

Transport – Transport revenues decreased 7.6% and 7.4% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods in 2016. These decreases were primarily attributable to continued network grooming activities by carriers as TDM technology is replaced by Ethernet, partially offset by the acquisition of Clarity, which added $0.5 million and $1.1 million of transport revenue during the three and six months ended June 30, 2017, respectively.

o

FTTC – Revenues from our FTTC contracts grew 5.8% and 9.4% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods in 2016.  This growth is attributable to increased bandwidth to existing connected cell towers in addition to slight increases in our fiber connections to wireless cell sites and the addition of second tenants to existing cell sites.

•

R&SB.   Revenue from residential and small business products declined 4.1% and 4.0% for the three and six months ended June 30, 2017, respectively, as compared to the respective periods in 2016.  This decline was primarily driven by decreases in revenue from legacy voice products due to the increasing use of wireless devices and competition from cable operators in our markets as well as our shift in focus to voice over IP (which is included in data segment revenues).  As of June 30, 2017, we operated approximately 22,071 RLEC telephone access lines and 61,186 competitive voice lines, compared to approximately 23,695 and 69,903 as of June 30, 2016, respectively.  This represents a 6.9% year-over-year decline in RLEC telephone access lines and a 12.5% year-over-year decline in competitive voice lines.  Declines in revenue from legacy DSL products were partially offset by growth in fiber-to-the-premise products within our IP services product group such as Broadband XL and IP video.  Our total Broadband XL subscribers increased 18.0% over the last twelve months from 7,982 at June 30, 2016 to 9,415 at June 30, 2017.

•

RLEC Access.  The 2.0% decrease in RLEC access revenues from the six months ended June 30, 2016 to the six months ended June 30, 2017 is the result of the intrastate access rate reductions mandated by regulatory reform and a step-down in the recovery amounts of certain intrastate access charges from the FCC’s Connect America Fund (“CAF”) discussed in the overview section above and a decrease in RLEC telephone access lines. These decreases were partially offset by recoveries during the three months ended June 30, 2017 that result in flat RLEC access revenues when compared to the three months ended June 30, 2016.

OPERATING EXPENSES

The following table identifies our operating expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Dollars in thousands	2017	2016	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$10,517	$10,079	$438	4.3%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,357	20,216	2,141	10.6%
Depreciation and amortization	14,192	12,398	1,794	14.5%
Accretion of asset retirement obligations	24	34	(10)	(29.4)%
Restructuring charges	34	-	34	N/M
Change in fair value of contingent consideration obligations	200	-	200	N/M
Total operating expenses	$47,324	$42,727	$4,597	10.8%

	Six Months Ended June 30,
Dollars in thousands	2017	2016	$ Variance	%Variance
Operating Expenses:
Cost of Revenue, exclusive of depreciation and amortization shown separately below	$20,936	$20,291	$645	3.2%
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	53,025	43,551	9,474	21.8%
Depreciation and amortization	29,184	24,289	4,895	20.2%
Accretion of asset retirement obligations	49	68	(19)	(27.9)%
Restructuring charges	34	2,207	(2,173)	(98.5)%
Change in fair value of contingent consideration obligations	600	-	600	N/M
Total operating expenses	$103,828	$90,406	$13,422	14.8%

N/M -  Not Meaningful

Cost of Revenue, exclusive of Depreciation and Amortization.  Cost of revenue increased $0.4 million, or 4.3%, for the three months ended June 30, 2017 and $0.6 million, or 3.2%, for the six months ended June 30, 2017, as compared to the respective 2016 periods,  which is primarily attributable to increased customer access colocation costs from the business acquisitions, partially offset by decreases due to the overall decrease in voice access lines.

Selling, General and Administrative, exclusive of Depreciation and Amortization.  Selling, general and administrative expenses increased $2.1 million, or 10.6%, for the three months ended June 30, 2017 as compared to the same period in the prior year primarily as a result of  $0.5 million of acquisition and merger related charges incurred and increases in salaries, wages and benefits and equity-based compensation of  $1.6 million primarily due to the business acquisitions as well as increased sales commissions.  Selling, general and administrative expenses increased $9.5 million, or 21.8%, for the six months ended June 30, 2017 as compared to the same period in the prior year primarily as a result of a $4.7 million increase in salaries, wages and benefits and equity-based compensation, primarily due to the business acquisitions as well as an increase in the annual employee bonus paid in the form of immediately vested shares and increased sales commissions and $3.4 million of acquisition and merger related charges incurred.

Depreciation and Amortization.  Depreciation and amortization increased $1.8 million, or 14.5%, for the three months ended June 30, 2017 as compared to the same period in the prior year due to a  $1.2 million increase in depreciation costs and an increase in amortization expense of $0.6 million. Depreciation and amortization increased $4.9 million, or 20.2%, for the six months ended June 30, 2017 as compared to the same period in the prior year due to a $3.9 million increase in depreciation costs and an increase in amortization expense of $1.0 million. The increases in depreciation costs are a result of the year-over-year increase in our depreciable base of assets primarily from capital investment in our fiber network including infrastructure upgrades and FTTC site installations.  The increases in amortization cost are attributable to the amortization for customer relationship and trade name intangible assets acquired during the Clarity and DC74 acquisitions. We use an accelerated amortization method based on these assets’ estimated patterns of benefit.

Change in Fair Value of Contingent Consideration Obligations.  We recognized certain contingent consideration obligations in connection with the acquisitions of Clarity and DC74 due to the earnout provisions in the acquisition agreements. The change in the fair value of the liabilities is due primarily to the accretion of the discount and changes in probability assumptions on the projected cash flows is reported through earnings.

OTHER INCOME (EXPENSES) AND INCOME TAXES

The following table summarizes our other income (expenses) and income taxes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Variance	%Variance
Interest expense	$(7,592)	$(7,012)	$(580)	8.3%
Other income, net	16	98	(82)	(83.7)%
Total other expenses, net	$(7,576)	$(6,914)	$(662)	9.6%
Income tax expense	$901	$1,527	$(626)	(41.0)%

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Variance	%Variance
Interest expense	$(14,985)	$(14,001)	$(984)	7.0%
Other income, net	639	272	367	134.9%
Total other expenses, net	$(14,346)	$(13,729)	$(617)	4.5%
Income tax (benefit) expense	$(2,173)	$666	$(2,839)	(426.3)%

tr

Interest Expense.  Interest expense for the three and six months ended June 30, 2017 and 2016 primarily consists of incurred costs associated with our Credit Facility as well as amortization of debt issuance costs and interest incurred on the 8% Notes, as well as amortization of associated debt discounts and debt issuance costs.  The year-over-year increase in interest expense is primarily attributable to a decrease in interest capitalization due to decreased capital expenditure activity and changes in bank patronage credits (see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Income (Expenses).  Other income primarily consists of interest income earned on marketable securities and for the six months ended June 30, 2017, the write-off of certain accrued secondary public offering costs, for which the likelihood of payment was deemed remote.

Income Tax Expense (Benefit).  Income tax expense for the three months ended June 30, 2017 and 2016 was $0.9 million and $1.5 million, respectively. Income tax benefit for the six months ended June 30, 2017 was  $2.2 million and income tax expense for the six months ended June 30, 2016 was $0.7 million, which represents the federal statutory tax rate applied to pre-tax income (loss) and the effects of state income taxes and certain non-deductible charges for each period. The increase in income tax benefit and changes in our effective tax rate were primarily due to the changes in loss before taxes and the effect of certain permanent book and tax differences. Our recurring non-deductible expenses relate primarily to the 8% Notes issued in August 2015, which are subject to the AHYDO interest limitation. Other recurring non-deductible expenses include non-cash equity-based compensation and certain transaction costs that are expected to be capitalized for income tax purposes.

Liquidity and Capital Resources

For the six months ended June 30, 2017 and 2016, our cash flows from operations totaled approximately $33.7 million and $32.7 million, respectively.  Our cash flows from operations are primarily generated by payments received from customers for data and voice communication services and carrier access to our network offset by payments to other carriers, payments to our employees, payments for interest and taxes and payments for other network operating costs and other selling, general and administrative expenses.  Our cash on hand and marketable securities, which are generally available for operations and to fund long-term FTTC contracts, may also be used to repay debt obligations or fund other capital expenditures.

As of June 30, 2017, we had $566.7 million in aggregate long-term liabilities, consisting of $450.5 million in long-term debt, net of $27.4 million in debt discounts and deferred issuance costs and $116.2 million in other long-term liabilities, inclusive of deferred income tax liabilities of $93.2 million, pension and other postretirement obligations of $15.5 million and other long-term liabilities of $7.5 million.  Our Credit Facility includes a revolving credit facility of $50 million (the “Revolver”), all of which was available for our working capital requirements and other general corporate purposes as of June 30, 2017.

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

As of June 30, 2017, we were in compliance with all of our debt covenants, and our ratios were as follows:

	Actual	Covenant Requirement at June 30, 2017
Total debt outstanding to EBITDA (as defined in the Credit Agreement)	3.52	Not more than 4.50
Minimum interest coverage ratio	7.24	Not less than 3.25

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

In addition to the Credit Facility, we have capital leases on vehicles with original lease terms of four to five years and an IRU network capacity arrangement that are included as a component of long-term debt on the condensed consolidated balance sheet as of June 30, 2017.  As of June 30, 2017, the combined total net present value of our future minimum lease payments was $7.6 million.

The following table presents a summary of our cash flow activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$33,731	$32,681
Net cash (used in) provided by investing activities	(24,090)	11,229
Net cash used in financing activities	(8,447)	(8,193)
Increase in cash and cash equivalents	$1,194	$35,717

Operating.  The increase in cash flows from operations is primarily due to changes in working capital largely due to timing of payments to vendors and cash collections from customers.

Investing.  The change in cash used in investing activities is primarily due to the acquisitions of Clarity and DC74, $10.0 million and $23.5 million, respectively. In addition to a decrease in purchases of marketable securities, net of sales and maturities, of $22.8 million and a decrease in purchases of property, plant and equipment of $21.0 million.  Capital expenditures for the six months ended June 30, 2017 were comprised of (i) $21.0 million for success-based customer projects, network expansion and infrastructure upgrades, (ii) $3.6 million for network maintenance, (iii) $2.3 million for information technology and facility related projects, and less (iv) $2.7 million for decreases in inventory on hand for capital projects in the preceding categories.

Through June 30, 2017, we have developed and acquired a fiber network of approximately 11,000 route miles, of which approximately 42% is owned by us and has been accumulated through our capital investment in fiber builds and strategic acquisitions over the past several years with the remaining approximately 58% of our network under IRU agreements. We intend to continue to invest in our fiber infrastructure. We currently expect to incur capital expenditures in 2017 associated with enterprise and carrier installations, data network enhancements and, to a lesser extent, to fund essential network facility upgrades and fiber-to-the-premise deployments for our R&SB segment.

Financing.  The net cash used in financing activities for the six months ended June 30, 2017 consisted of common stock repurchased for a total of $2.7 million to cover tax withholding obligations on employee stock awards,  the repayment of principal on the Credit Facility and payments under capital lease obligations totaling $6.8 million, partially offset by proceeds from stock option exercises of $1.0 million.

As of June 30, 2017, we had approximately $34.8 million in cash and cash equivalents and approximately  $4.5 million in marketable securities, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings.  As of June 30, 2017, we had working capital (current assets minus current liabilities) of approximately 18.6 million.  We expect that the cash we generate from operations combined with our cash on hand and marketable securities will be sufficient to satisfy our working capital requirements, capital expenditures and debt service requirements for the next twelve months.  Additionally, we have access to the Revolver, which is currently undrawn. However, if our assumptions prove incorrect or if there are other factors that increase our need for additional liquidity, such as material unanticipated losses, loss of customers or a significant reduction in demand for our services or other factors, or if we are successful in obtaining additional major FTTC contracts or we make additional acquisitions, we would expect to seek additional sources of funds through refinancing or other means including additional equity financing.  There is no assurance that we could obtain such additional financing on acceptable terms, if at all.  If available, additional equity financing may dilute our stockholders and debt financing may restrict our ability to raise future capital.

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

We have completed our initial impact assessment and are in the process of developing an implementation plan to include any potential process or system changes;  however, the assessment of the impact to our results of operations, financial position and cash flows as a result of this guidance is ongoing.  We expect to complete our impact assessment in the second quarter of 2017, at which time we will develop an implementation plan to include any potential process or system changes. We will adopt this new standard as of January 1, 2018 and currently expect to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. Both our initial assessment and our selected transition method may change depending on the results of our final assessment of the impact to our financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires the service cost component of net benefit cost to be reported in the same line item as compensation cost on the consolidated statements of operations.  Under 2017-07 all other components of net benefit cost will be reported outside of operating income.  ASU 2017-07 is effective for public business entities for annual and interim reporting periods beginning after December 15, 2017 and retrospective application of the change in income statement presentation is required.  We are still evaluating the effect that ASU 2017-07 will have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements and requires that a description of significant modifications for each period for which an income statement is presented along with the related increase or decrease in expense due to these modifications.  ASU 2017-09 is effective for all public business entities for annual and interim periods beginning after December 15, 2017 and early adoption is permitted at the beginning of an annual period for which interim or annual financial statements have not been issued.  We do not expect the future adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements. Such forward-looking statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results, all of which are subject to known and unknown risks, uncertainties and factors that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include, but are not limited to: the successful closing of the announced EQT Merger, including obtaining the requisite regulatory and governmental approvals and satisfying other closing conditions; the risk that required governmental and regulatory approvals may delay the Merger or result in the imposition of conditions that could cause the parties to abandon the Merger or materially impact the financial benefits of the Merger; the timing to consummate the proposed Merger; any disruption from the proposed Merger making it more difficult to maintain relationships with customers, employees or suppliers; the diversion of management time on Merger-related issues; the Merger may involve unexpected costs, liabilities or delays; the outcome of any legal proceedings related to the Merger, the failure by EQT Infrastructure to obtain the necessary financing arrangement set forth in commitment letters received in connection with the Merger; the impact of our previous acquisitions of Clarity and DC74 on our operations; rapid development and intense competition with resulting pricing pressure in the telecommunications and high speed data transport industry; our ability to grow our data business on an organic or inorganic basis in order to offset expected revenue declines in legacy voice and access products; our ability to obtain new carrier contracts or expand services under existing carrier contracts at competitive pricing levels to offset churn and achieve revenue growth from our carrier businesses; our ability to separate our legacy business on a timely basis; our ability to effectively allocate capital and timely implement network expansion plans necessary to accommodate organic growth initiatives; our ability to complete customer installations in a timely manner; adverse economic conditions; operating and financial restrictions imposed by our senior credit facility and our unsecured debt obligations; our cash and capital requirements; our ability to maintain and enhance our network; the potential to experience a high rate of customer turnover; federal and state regulatory fees, requirements and developments; our reliance on certain suppliers and vendors; and other unforeseen difficulties that may occur. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our SEC filings, including this Quarterly Report on Form 10-Q and our Annual Report filed on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks primarily related to interest rates on our variable-rate debt obligations.  We entered into the $425 million Credit Facility on April 30, 2013 and amended the Credit Facility to include Term Loan C for an additional $28 million on January 2, 2015.  As of June 30, 2017, $333.9 million was outstanding under our Credit Facility.  As of June 30, 2017, we had a leverage ratio of 3.52:1.00 and an interest coverage ratio of 7.24:1.00, both of which are in compliance with our debt covenant requirements.  We have other fixed rate, long-term debt obligations in the form of unsecured notes and capital leases totaling $150.0 million and $7.6 million, respectively, as of June 30, 2017.

At June 30, 2017, our financial assets in the condensed consolidated balance sheets included unrestricted cash and cash equivalents of approximately $34.8 million, substantially all of which is comprised of deposits in non-interest bearing accounts with financial institutions, and marketable securities of $4.5 million, all of which we consider to be available for current operations due to the short-term maturities and/or liquid nature of the holdings. Other non-current securities and investments totaled $1.6 million at June 30, 2017.

As of June 30, 2017, our cash, cash equivalents and marketable securities were held in financial institutions, money market mutual funds, municipal bonds, commercial paper and debt securities.  Although we actively monitor the depository institutions and the performance and quality of our investments, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and defaults in securities underlying the funds and investments.  In accordance with our Board-approved investment policy we have instructed our investment management firm to prioritize liquidity and safety over investment return in choosing the investment vehicles for cash, cash equivalents and marketable securities and they have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institutions.

The following sensitivity analysis indicates the impact at June 30, 2017, on the fair value of certain financial instruments, which would be potentially subject to material market risks, assuming a ten percent increase and a ten percent decrease in the levels of our interest rates:

(In thousands)	Carrying Amount	Fair Value	Estimated fair value assuming noted decrease in market pricing	Estimated fair value assuming noted increase in market pricing
Credit Facility	$331,271	$297,201	$302,842	$291,711
8% Notes	125,158	135,012	141,079	129,255
Capital lease obligations	7,588	7,588	7,918	7,265

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation and the identification of a material weakness in our internal control over financial reporting, as discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

The Company acquired Clarity Communications, LLC on January 4, 2017 and DC74, LLC on January 31, 2017 and management has begun integrating the operations of these acquired companies into existing control structures. Other than the acquisitions and the remediation measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three or six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2017 and April 11, 2017, two putative class action lawsuits were filed in the United States District Court for the District of Delaware (the “Court”) against the Company’s directors, EQT Partners Inc., Parent and Merger Sub. The plaintiffs in the actions allege that the Company’s disclosures in its preliminary proxy statement filed by the Company with the SEC on March 31, 2017 contained false and misleading statements and omitted material information and further that the individual defendants are liable for those alleged misstatements and omissions. The actions sought, among other things, to enjoin the Merger or, if the Merger has been consummated, to rescind the Merger or an award of damages, and an award of attorneys’ and experts’ fees and costs. Following the Company’s filing of its definitive proxy, the plaintiffs in the actions filed stipulations of voluntary dismissal asserting that their claims had been rendered moot. On June 12, 2017 the Court issued a Stipulation of Dismissal and Withdrawal Order for each action, in which the Court retained jurisdiction over the action solely for purposes of further proceedings related to the adjudication of the plaintiffs’ fee and expense application.  Although it is not possible to predict the outcome of litigation matters with certainty, the Company believes that this adjudication will not result in fees and expenses that will have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a share repurchase program in effect.  However, during the three months ended June 30, 2017, the Company repurchased 15,710 shares of Company stock in connection with the vesting of certain restricted stock grants issued pursuant to the Company’s 2011 Equity and Cash Incentive Plan. The Company repurchased these shares from employee plan participants for settlement of tax withholding obligations.

The number of shares repurchased and the average price paid per share for each month in the three months ended June 30, 2017 are as follows:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	-	$-	N/A	N/A
May 1, 2017 - May 31, 2017	13,889	$17.81	N/A	N/A
June 1, 2017 - June 30, 2017	1,821	$17.85	N/A	N/A
	15,710	$17.81	N/A

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

Date: August 7, 2017

Lumos Networks Corp.

By:	/s/ Timothy G. Biltz
Name:	Timothy G. Biltz
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Johan G. Broekhuysen
Name:	Johan G. Broekhuysen
Title:	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)